Form 10-Q
period 1995-09-30
KAGAN MEDIA PARTNERS L P
filed 1995-11-14
CIK 842893

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(Mark One)

/X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                       OR

/ /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _____________________

Commission file number              0-17507

                           Kagan Media Partners, L.P.
              ____________________________________________________
             (Exact name of registrant as specified in its charter)


               Delaware                             22-2931567
       -----------------------                   ----------------
       (State of organization)                   (I.R.S. Employer
                                                Identification No.)


     126 Clock Tower Place
      Carmel, California                               93923
     ---------------------                           ----------
     (Address of principal                           (Zip Code)
       executive offices)

       Registrant's telephone number, including area code  (408) 624-1536


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X    No     .
                                         -----    -----

                           Kagan Media Partners, L.P.
                     Quarterly Report on Form 10-Q for the
                        Quarter Ended September 30, 1995

                               Table of Contents

                                                                                            Page
                                                                                            ----
Part I.        FINANCIAL INFORMATION

               Item 1.   Financial Statements                                                2

                         Schedule of Investments -
                         September 30, 1995 (unaudited)                                      2

                         Statements of Assets and Liabilities -
                         September 30, 1995 and December 31, 1994
                         (unaudited)                                                         4

                         Statements of Operations for the three
                         months ended September 30, 1995 and 1994
                         (unaudited)                                                         5

                         Statement of Operations for the nine
                         months ended September 30, 1995 and 1994
                         (unaudited)                                                         6

                         Statements of Cash Flows for the nine
                         months ended September 30, 1995 and 1994
                         (unaudited)                                                         7

                         Statements of Changes in Net Assets for
                         the nine months ended September 30, 1995 and
                         for the year ended December 31, 1994
                         (unaudited)                                                         8

                         Selected Per Unit Data and Ratios (unaudited)                       9

                         Notes to Financial Statements (unaudited)                           10

               Item 2.   Management's Discussion and Analysis
                         of Financial Condition and Results of
                         Operations                                                          13

Part II.       OTHER INFORMATION

               Item 1.   Legal Proceedings                                                   17
               Item 6.   Exhibits and Reports on Form 8-K                                    18

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           KAGAN MEDIA PARTNERS, L.P.

                            SCHEDULE OF INVESTMENTS

                               SEPTEMBER 30, 1995
                                  (UNAUDITED)

PRINCIPAL
AMOUNT/
TOTAL                                                             INVESTMENT            AMORTIZED                         % OF
SHARES                          INVESTMENT                           DATE                 COST            VALUE       INVESTMENTS
------                          ----------                        ----------            ---------         -----       -----------
PARTICIPATING DEBT INVESTMENT
IN MANAGED COMPANY:

$6,000,000                      Tele-Media Company
                                of Mid-America, L.P.,
                                14.0% Senior Subordinated
                                Notes due 9/30/01
                                (29.3% of net assets)             October 1989          $6,030,857      $3,400,000       33.0%
                                                                                        ----------      ----------


HIGH-YIELD DEBT INVESTMENT
IN MANAGED COMPANY:

$8,997,786                      Vista/Narragansett Cable,
                                L.P., Zero Coupon Senior
                                Subordinated Notes due
                                12/31/97
                                (40.6% of net assets)             January 1990          $7,837,257      $4,700,000       45.6%
                                                                                        ----------      ----------



                  The accompanying notes are an integral part
                         of these financial statements

                           KAGAN MEDIA PARTNERS, L.P.

                               SEPTEMBER 30, 1995
                                  (UNAUDITED)

PRINCIPAL
AMOUNT/
TOTAL                                                              INVESTMENT           AMORTIZED                         % OF
SHARES                          INVESTMENT                            DATE                COST            VALUE       INVESTMENTS
------                          ----------                         ----------           ---------         -----       -----------
HIGH-YIELD DEBT INVESTMENTS
IN NON-MANAGED COMPANIES:

$1,000,000                      Comcast Corporation,
                                10.25% Senior
                                Subordinated Debentures
                                due 10/15/01                       April 1992           $ 1,003,698     $ 1,062,500      10.3%

$  790,000                      Century Communications
                                Corporation, 11.875%
                                Senior Subordinated
                                Debentures due 10/15/03            March 1993               896,502         838,388       8.1%
                                                                                        -----------     -----------      ----

         TOTAL HIGH-YIELD DEBT
         INVESTMENTS IN NON-MANAGED
         COMPANIES (16.4% of net assets)                                                  1,900,200       1,900,888      18.4%
                                                                                        -----------     -----------      ----

EQUITY INVESTMENTS
IN NON-MANAGED COMPANIES:

8,000 sh.                       Tele-Communication Inc.,
                                Class A Common Stock(1),(2)        August 1993              145,733         140,000       1.4%

2,000 sh.                       Tele-Communications Inc.,
                                Series A(1),(2)
                                Liberty Media Group                August 1995               45,017          53,000        .5%

2,500 sh.                       Multimedia, Inc.,
                                Common Stock(2)                    August 1993               80,625         108,750       1.1%
                                                                                        -----------     -----------       ---

         TOTAL EQUITY INVESTMENTS
         IN NON-MANAGED COMPANIES
         (2.6% of net assets)                                                               271,375         301,750       3.0%
                                                                                        -----------     -----------       ---

         TOTAL INVESTMENTS
         (88.9% of net assets)                                                          $16,039,689     $10,302,638     100.0%
                                                                                        ===========     ===========     =====

                  The accompanying notes are an integral part
                         of these financial statements

---------------
(1) In August 1995, Tele-Communications Inc. completed the equity offering of a subsidiary, Tele-Communications Inc. Series A Liberty Media
Group. In connection with this transaction, stockholders of Tele-Communications Inc. received one share of Tele-Communications Inc. Series A Liberty
Media Group stock for every four shares of Tele-Communications
Inc. shares owned.

(2) Non-income producing security.

                           KAGAN MEDIA PARTNERS, L.P.

                      STATEMENTS OF ASSETS AND LIABILITIES

                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                                  (UNAUDITED)

ASSETS:                                                                 1995                         1994
                                                                        ----                         ----
  Investments -
    Participating debt investment in managed
      company, at value (amortized cost -
      $6,030,857 and $,6,033,319 respectively)                        $ 3,400,000              $ 4,045,000
    High-yield debt investments in managed
      companies, at value (amortized cost -
      $7,837,257 and $7,632,076 , respectively)                         4,700,000                3,550,000
    High-yield debt investments in non-managed
      companies, at value (amortized cost -
      $1,900,200 and $1,906,954, respectively)                          1,900,888                1,801,138
    Equity investments in non-managed companies,
      at market value (cost - $271,375)                                   301,750                  245,250
                                                                      -----------              -----------
         Total investments (notes 5 and 6)                             10,302,638                9,641,388
  Cash and cash equivalents                                             1,220,382                2,325,407
  Accrued interest receivable, net                                         95,287                  260,679
  Prepaid insurance                                                        58,078                   46,021
                                                                      -----------              -----------
    Total assets                                                      $11,676,385              $12,273,495
                                                                      ===========              ===========

COMMITMENTS AND CONTINGENCIES (notes 4,5,6)

LIABILITIES:

  Accounts payable and accrued expenses                                    42,584                   48,438
  Investment advisory fees payable                                         25,127                   23,930
  Independent General Partners' fees payable                               14,375                   14,375
  Distributions payable to partners                                             -                  957,256
                                                                      -----------              -----------
    Total liabilities                                                      82,086                1,043,999
                                                                      -----------              -----------

NET ASSETS:

  Operating General Partners                                              630,478                  626,830
  Limited Partners (equivalent to $7.90
    and $7.64 , respectively, per limited
    partnership unit based on 1,388,473
    units outstanding at each date)                                    10,963,821               10,602,666
                                                                      -----------              -----------
      Net assets                                                       11,594,299               11,229,496
                                                                      -----------              -----------
         Total liabilities and net assets                             $11,676,385              $12,273,495
                                                                      ===========              ===========

                  The accompanying notes are an integral part
                         of these financial statements

                           KAGAN MEDIA PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)


                                                                          1995                      1994
                                                                          ----                      ----
INVESTMENT INCOME:

  Income:

    Interest                                                            $  62,965                 $393,621
                                                                        ---------                 --------
      Total investment income                                              62,965                  393,621
                                                                        ---------                 --------

  Expenses:

    Investment advisory fees (Note 2)                                      25,127                   23,930
    Independent General Partner fees (Note 4)                              18,750                   18,750
    Insurance expense                                                      18,623                   20,965
    Professional fees                                                      11,500                   15,162
    General and administrative expenses                                    16,593                   19,135
    Amortization of deferred organization expenses                          -                       29,365
                                                                        ---------                 --------

Total expenses                                                             90,593                  127,307
                                                                        ---------                 --------

NET INVESTMENT (LOSS) INCOME                                              (27,628)                 266,314
                                                                        ---------                 --------

REALIZED AND UNREALIZED (LOSS) GAIN
  ON INVESTMENTS:

    Net realized gain on investments                                        -                      238,944
    Net decrease in unrealized appreciation
         of investments                                                  (827,682)                 (71,178)
                                                                        ---------                 --------

         Net (loss) gain on investments                                  (827,682)                 167,766
                                                                        ---------                 --------

NET (DECREASE) INCREASE IN NET ASSETS
RESULTING FROM OPERATIONS                                               $(855,310)                $434,080
                                                                        =========                 ========

                  The accompanying notes are an integral part
                         of these financial statements.

                           KAGAN MEDIA PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)

                                                                              1995              1994
                                                                              ----              ----
INVESTMENT INCOME:

  Income:

    Interest                                                                 401,499           1,701,468
                                                                            --------          ----------
      Total investment income                                                401,499           1,701,468
                                                                            --------          ----------

  Expenses:

    Investment advisory fees (Note 2)                                         75,381              71,790
    Independent General Partner fees (Note 4)                                 56,250              56,250
    Insurance expense                                                         60,047              62,529
    Professional fees                                                         47,500              58,734
    General and administrative expenses                                       52,803              45,583
    Amortization of deferred organization expenses                              -                 88,093
                                                                            --------          ----------

      Total expenses                                                         291,981             382,979
                                                                            --------          ----------

NET INVESTMENT INCOME                                                        109,518           1,318,489
                                                                            --------          ----------

REALIZED AND UNREALIZED GAIN
  (LOSS) ON INVESTMENTS:

    Net realized gain on investments                                            -              1,087,308
    Net increase (decrease) in unrealized appreciation
      of investments                                                         255,285          (1,016,417)
                                                                            --------          ----------

    Net gain on investments                                                  255,285              70,891
                                                                            --------          ----------

NET INCREASE IN NET ASSETS
RESULTING FROM OPERATIONS                                                   $364,803          $1,389,380
                                                                            ========          ==========

                  The accompanying notes are an integral part
                         of these financial statements.

                           KAGAN MEDIA PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)

                                                                                           1995                     1994
                                                                                           ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net increase in net assets resulting from operations                              $   364,803              $ 1,389,380
                                                                                       -----------              -----------
         Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
            Amortization of discounts and premiums on investments                         (195,965)                (269,597)
            Amortization of deferred organization expenses                                       -                   88,093
            Decrease (increase) in accrued interest receivable                             (44,608)                 124,493
            (Increase) in prepaid insurance                                                (12,057)                 (20,320)
            (Decrease) in accounts payable and accrued expenses                             (5,854)                  (3,408)
            Increase in investment advisory fees payable                                     1,197                      599
         Net realized gain on investments                                                        -               (1,087,308)
            Net (increase) decrease in unrealized appreciation of investments
            including accrued interest receivable                                         (255,285)               1,016,417
                                                                                       ------------             -----------
                Total adjustments                                                         (512,572)                (151,031)
                                                                                       ------------             -----------
         Net cash (used in) provided by operating activities                              (147,769)               1,238,349
                                                                                       ------------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from repayment or disposition of investments                                       -               14,410,834
                                                                                       -----------              -----------
         Net cash provided by investing activities                                               -               14,410,834
                                                                                       -----------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash distributions paid to partners                                                  (957,256)              (7,404,236)
                                                                                       ------------             -----------
         Net cash used in financing activities                                            (957,256)              (7,404,236)
                                                                                       ------------             -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
                                                                                        (1,105,025)               8,244,947

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         2,325,407                  800,688
                                                                                       -----------              -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $ 1,220,382              $ 9,045,635
                                                                                       ===========              ===========

                  The accompanying notes are an integral part
                         of these financial statements.

                           KAGAN MEDIA PARTNERS, L.P.

                      STATEMENTS OF CHANGES IN NET ASSETS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995

                    AND FOR THE YEAR ENDED DECEMBER 31, 1994
                                  (UNAUDITED)

                                                                                  1995                      1994
                                                                                  ----                      ----
Increase in net assets resulting from operations:
    Net investment income                                                     $   109,518           $  1,434,067
    Net realized gain on investments                                                    -              1,087,308
    Net decrease in unrealized appreciation of investments                        255,285             (1,159,242)
                                                                              -----------           ------------
       Net increase in net assets resulting from operations                       364,803              1,362,133

Distributions to partners from:
    Net cash from operations                                                            -             (1,262,247)
    Net cash from capital transactions                                                  -            (13,385,448)
                                                                              -----------           ------------

    Total (decrease) in net assets                                                364,803            (13,285,562)

Net assets:

    Beginning of period                                                       $11,229,496             24,515,058
                                                                              -----------           ------------

End of period, including undistributed net investment income of
    $1,215,774 and $1,106,256, respectively                                   $11,594,299           $ 11,229,496
                                                                              ===========           ============

                     The accompanying notes are an integral
                      part of these financial statements.

                           KAGAN MEDIA PARTNERS, L.P.

                       SELECTED PER UNIT DATA AND RATIOS
                                  (UNAUDITED)

                                                               FOR THE THREE MONTHS                     FOR THE NINE MONTHS
                                                                ENDED SEPTEMBER 30                      ENDED SEPTEMBER 30
                                                              ----------------------                  ----------------------
                                                              1995              1994                  1995              1994
                                                              ----              ----                  ----              ----
Per Unit Data:

   Investment income                                       $      .04        $      .28            $      .29        $     1.21
   Expenses                                                       .06               .09                   .21               .27
                                                           ----------        ----------            ----------        ----------
      Net investment income                                      (.02)              .19                   .08               .94

   Net realized gain on investments                                 -               .17                     -               .77

   Net decrease in unrealized appreciation of
   investments                                                   (.59)             (.05)                  .18              (.72)

   Cash distributions declared to partners                          -             (4.88)*                   -             (9.76)*
                                                           ----------        ----------            ----------        ----------

      Net decrease in net asset value                            (.61)            (4.57)                  .26             (8.77)

         Net asset value:
         Beginning of period
                                                                 8.51             12.91                  7.64             17.11
                                                           ----------        ----------            ----------        ----------
         End of period
                                                           $     7.90        $     8.34            $     7.90        $     8.34
                                                           ==========        ==========            ==========        ==========

Ratios (annualized):

Ratio of expenses to average net assets                          3.01%             3.30%                 3.29%             2.58%

Ratio of net investment income to average net
assets                                                              -              6.91%                 1.23%             8.88%

Number of limited partnership units at end of
period                                                      1,388,473         1,388,473             1,388,473         1,388,473


---------------------
*Represents average distribution per Unit of investment. Distributions made in respect of the second quarter and third quarter of 1994 were made based upon Partners' Preferred Return Accounts in accordance with the Partnership Agreement.

                  The accompanying notes are an integral part
                          of these financial statement

                           KAGAN MEDIA PARTNERS, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1995
                                  (UNAUDITED)

1.       GENERAL

The accompanying unaudited interim financial statements include all adjustments (including normal recurring adjustments) which are, in the opinion of the General Partners, necessary to fairly present the financial position of the Partnership as of September 30, 1995 and the results of its operations, changes in net assets and its cash flows for the nine months then ended.

These financial statements should be read in conjunction with the Significant Accounting Policies and other Notes to Financial Statements included in the Partnership's annual audited financial statements for the year ended December 31, 1994. Certain reclassifications of the 1994 comparative information have been made in order to conform such information to the 1995 presentation.

2.       INVESTMENT ADVISORY AND ANALYSIS FEES

As the Partnership's principal Investment Adviser, the Managing General Partner is responsible for the identification of investments and all other investment advisory services necessary for the operation of the Partnership in carrying out its investment objectives and policies. As compensation for its services, the Investment Adviser receives an annual investment advisory fee which initially was $75,000, escalating by an amount equal to 5% of the prior year's annual fee in each calendar year. The investment advisory fee to be paid for the year ended December 31, 1995 will be $100,507. The investment advisory fee attributable to the nine months ended September 30, 1995 of $75,381 ($25,127 for the three months ended September 30, 1995) has been charged to operations.

The Investment Adviser also receives an investment analysis fee equal to 0.75% of the amount invested by the Partnership in senior- participation instruments, as consideration for structuring, due diligence and financial analysis in connection with an investment. There were no investment analysis fees paid during the nine months ended September 30, 1995.

3.       INDEPENDENT GENERAL PARTNER FEES

As compensation for services rendered to the Partnership, each of the three Independent General Partners receives a fee of $6,250 per quarter, plus out-of-pocket expenses. Fees for the nine months ended September 30, 1995 totaled $56,250.

4.       LITIGATION

On May 30, 1995, a class action lawsuit entitled, "In re PaineWebber Partnership Litigation," in which the Administrative General Partner and affiliates of the Administrative General Partner, amongst others, are defendants, was certified by the United States District Court for the Southern

District of New York for class action treatment of the plaintiffs' claims. Allegations include lack of adequate disclosure in sales materials, false and misleading representations and sales to unsuitable investors. The lawsuit alleges the Administrative General Partner and their affiliates violated the Racketeer Influenced and Corrupt Organizations Act and the federal securities laws. The Plaintiffs seek unspecified damages. The General Partners believe these actions will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.


5.       VISTA NEGOTIATIONS

As of December 31, 1994 the Vista investment was valued at $3,550,000. In late March 1995 the Partnership was advised by the management of Vista/Narragansett that a third party offer for purchase of the assets of Vista had been received on March 22, 1995. The purchase price reflected in the offer is not sufficient to repay in full the approximate $9.0 million obligation owed to the Partnership. The Partnership agreed to accept a discount to the full obligation if the transaction could be closed promptly and on reasonable terms. On June 14, 1995, management of Vista/Narragansett signed a letter of intent to accept the offer and on August 8, 1995, entered into a purchase and sale agreement pursuant to which the purchase would be consummated by December 31, 1995. Based upon the terms of the purchase and sale agreement, if consummated, the Partnership would be entitled to receive approximately $4,700,000 of sales proceeds. Based upon this agreement, the Partnership has increased its carrying value in Vista/Narragansett from $3,550,000 at December 31, 1994 to $4,700,000 at September 30, 1995.


6.       TELE-MEDIA COMPANY OF MID-AMERICA, L.P.

The Partnership holds a senior-participation instrument from Tele-Media Company of Mid-America, L.P. ("TM-MA") which is in the form of a participating debt investment and consists of $6 million in principal amount of senior subordinated debt of TM-MA due September 30, 2001. The debt, which is subject to certain prepayment provisions, bears current interest at a rate of 14% and contingent interest to be computed under a specified formula.

As of year-end 1993, TM-MA was in default under its senior debt instruments. As a result of this default, the senior lenders to TM- MA blocked payment to the Partnership of the interest due on the Partnership's participating debt investment at December 31, 1994. Consequently, the Partnership stopped accruing interest on the notes effective October 1, 1993. $210,000 of accrued interest receivable was refelected on the Partnership's Statement of Assets and Liabilities at December 31, 1994.

Subsequent to September 30, 1995, negotiations for the sale of the assets of TM-MA to an unaffiliated joint venture were completed in principle (TM-MA Sale Agreement). Under the terms of the TM-MA Agreement, which would be scheduled to close during the first half of 1996, the Partnership would be entitled to receive approximately $3,400,000 for its Senior participation instrument, which is significantly less than the principal amount of such interest held by the Partnership. In October 1995, certain equity interests filed a lawsuit opposing the TM-MA Sale Agreement and are seeking among other things to have a receiver appointed to administer TM-MA's assets. The TM-MA Sale Agreement is currently in the process of being definitively documented and is subject to numerous conditions. There can be no assurance that the transactions contemplated by the TM-MF Sales Agreement can be consumated on schedule or at all. TM-MA has advised the Partnership that it believes that this lawsuit is without merit. It is impossible to predict the outcome of any legal proceedings and its impact on this or any proposed sale. At September 30, 1995 the Partnership recorded unrealized depreciation of its investment in TM-MA of $855,000, which represented (i) the difference between the sum of the carrying value of the investment at June 30, 1995 ($4,045,000) plus $210,000 accrued interest receivable and (ii) the estimated value of Partnership's interests based upon the TM-MA Sale Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1995, the Partnership held one subordinated debt investment in a managed company with an amortized cost of approximately $6 million, one high-yield debt investment in a managed company with an amortized cost of approximately $7.8 million, two high-yield debt investments in non-managed companies with amortized cost of approximately $1.9 million, and equity investments in three non-managed companies with a cost of approximately $0.3 million.

Of these investments remaining, only the high yield debt investments in non-managed companies (Comcast Corporation and Century Communications Corporation), which represent approximately 12% of the remaining investment portfolio on an amortized cost basis (approximately 18% of the remaining portfolio based upon the September 30, 1995 valuation), generate current investment income. On an annualized basis, this income is less than the Partnership's current level of operating costs. It is anticipated that the Partnership will utilize cash reserves established from a portion of the proceeds from the prepayments of investments received during 1994, to fund operations until the liquidation of its investments (see discussion below).

Subsequent to September 30, 1995, negotiations for the sale of the assets of TM-MA to an unaffiliated joint venture were completed in principle (TM-MA Sale Agreement). Under the terms of the TM-MA Agreement, which would be scheduled to close during the first half of 1996, the Partnership would be entitled to receive approximately $3,400,000 for its Senior participation instrument, which is significantly less than the principal amount of such interest held by the Partnership. In October 1995, certain equity interests filed a lawsuit opposing the TM-MA Sale Agreement and are seeking among other things to have a receiver appointed to administer TM-MA's assets. The TM-MA Sale Agreement is currently in the process of being definitively documented and is subject to numerous conditions. There can be no assurance that the transactions contemplated by the TM-MF Sale Agreement can be consumated on schedule or at all. TM-MA has advised the Partnership that it believes that this lawsuit is without merit. It is impossible to predict the outcome of any legal proceedings and its impact on this or any proposed sale. At September 30, 1995 the Partnership recorded unrealized depreciation of its investment in TM-MA of $855,000, which represented (i) the difference between the sum of the carrying value of the investment at June 30, 1995 ($4,045,000) plus $210,000 accrued interest receivable and (ii) the estimated value of Partnership's interests based upon the TM-MA Sale Agreement.

As of December 31, 1994 the Vista investment was valued at $3,550,000. In late March 1995 the Partnership was advised by the management of Vista/Narragansett that a third party offer for purchase of the assets of Vista had been received on March 22, 1995. The purchase price reflected in the offer is not sufficient to repay in full the approximate $9.0 million obligation owed to the Partnership. The Partnership agreed to accept a discount to the full obligation if the transaction could be closed promptly and on reasonable terms. On June 14, 1995, management of Vista/Narragansett signed a letter of intent to accept the offer, and on August 8, 1995, entered into a purchase and sale agreement pursuant to which the purchase would be consummated no later than December 31, 1995. Based upon the terms of the purchase and sale agreement, if consummated, the Partnership would be entitled to receive approximately $4,700,000 of sales proceeds. Based upon this agreement, the Partnership increased its carrying value in

Vista/Narragansett from $3,550,000 at December 31, 1994 to $4,700,000 at September 30, 1995. It is anticipated that the proceeds generated by the aforementioned sales, if consummated, would be distributed to partners.

It is anticipated that the Partnership will not make any additional investments other than temporary investments of its working capital in short term U.S. government securities. At September 30, 1995, the Partnership's cash of $1,220,382 was primarily invested in government securities. This cash amount was $1,105,025 less than the balance at December 31, 1994 due to the cash distribution paid to partners on February 15, 1995 as well as cash used in operating activities. Accrued interest receivable decreased $165,392 from $260,679 at December 31, 1994 to $95,287 at September 30, 1995. The reason for this decrease is the unrealized loss recognized with respect to the $210,000 of accrued interest relating to the TM-MA notes based upon the current valuation of TM-MA partially offset by the buildup of accrued interest on the Comcast and Century notes which is paid semi-annually in April and October.


Litigation

Information on a class action entitled, "In re PaineWebber Partnership Litigation," was contained in the Partnership's prior reports. On May 30, 1995, the court certified class action treatment of the plaintiffs' claims.


RESULTS OF OPERATIONS

Investment Income and Expenses

The Partnership's investment income consists primarily of interest income earned from the various debt investments which are held by the Partnership. Major expenses consist of professional fees, the amortization of the deferred organization expenses (which is a non-cash expense), the investment advisory fee and Independent General Partners' fees. Professional fees consist of custodial (which is included in general and administrative expenses), legal and audit fees.


1995 Compared to 1994

The Partnership's net investment (loss) or income was ($27,628) and $109,518 for the quarter and nine months ended September 30, 1995 (the "1995 Quarter and 1995 Period") as compared to net investment income of $266,314 and $1,318,489 for the quarter and nine months ended September 30, 1994 (the "1994 Quarter" and "1994 Period"). The principal reasons for the decrease in net investment income was the repayment of the TeleMedia Broadcasting notes in June 1994, the Cablevision prepayment in early September 1994 and the subsequent distribution to partners of a substantial portion of the proceeds. Both of these investments generated investment income during 1994. Additionally, the Partnership did not recognize any accretion of the Vista notes in the 1995 Quarter. The value of the Vista investment had been established in the second quarter of 1995 based upon the proposed sale discussed above.

Total expenses decreased $36,714 and $90,998 or 29% and 24%, respectively for the 1995 Quarter and 1995 Period as compared to the 1994 Quarter and 1994 Period. This overall decrease was primarily the result of the absence of the amortization of deferred organization expenses, which were fully amortized by the fourth quarter of 1994. This decrease was partially offset in the 1995 Period as compared to the 1994 Period by an increase in general and administrative expenses and by the annual increase in investment advisory fees based upon the Partnership Agreement.


Net Unrealized Appreciation (Depreciation) of Investments

The Kagan Executive Committee values the Partnership's investments on a quarterly basis utilizing a variety of methods. Securities that are publicly traded and for which market quotations are readily available, are valued based on the highest bid price for such securities as of the last trading day of the fiscal quarter.

In accordance with portfolio valuation guidelines ("Guidelines") adopted by the General Partners, investments for which market quotations are not readily available are valued at cost (the "Cost Method") unless the Kagan Executive Committee determines that significant events have occurred with respect to such investments which necessitate the use of an alternate valuation methodology. The Managing General Partner is responsible for applying the Guidelines and performing the due diligence necessary to determine whether such significant events have occurred and for presenting to the Kagan Executive Committee its conclusion as to whether the use of the Cost Method is appropriate with respect to any particular investment. The Kagan Executive Committee then determines whether to continue to use the Cost Method for each investment or whether to use an alternate valuation methodology. If the Kagan Executive Committee determines that the use of the Cost Method is not appropriate for a particular investment, then the Managing General Partner is required to propose an alternate valuation methodology and, based upon its analysis, is required to determine the market value of the investment. The Managing General Partner is required to present to the General Partners its conclusions as to the fair market value for the investment in question and the General Partners are then responsible for determining the fair market value for that investment in good faith.

As of December 31, 1994, the Partnership had recorded net unrealized depreciation of investments of $6,202,336. During the nine months ended September 30, 1995, the Partnership recorded net additional unrealized appreciation of $255,285 ($827,682 of unrealized depreciation during the quarter ended September 30, 1995). At September 30, 1995, the Partnership had recorded aggregate net unrealized depreciation of investments of $5,947,051.

The decrease in unrealized depreciation of investments during the quarter and nine months ended September 30, 1995 and the cumulative unrealized depreciation of investments as of September 30, 1995, consisted of the following components:

                              UNREALIZED APPRECIATION/(DEPRECIATION) RECORDED

                                            DURING THREE                DURING THE                 CUMULATIVE
                                            MONTHS ENDED            NINE MONTHS ENDED                AS OF
             INVESTMENT                  SEPTEMBER 30, 1995         SEPTEMBER 30, 1995         SEPTEMBER 30, 1995
             ----------                  ------------------         ------------------         ------------------
Tele-Media Mid-America                                                                                      (1)
   Notes (TM-MA)                             $(854,161)                  $(852,538)             $(2,840,857)
Vista notes                                          -                     944,819               (3,137,257)
Comcast debentures                               5,110                      80,321                   58,802
Century Communications
   debentures                                    3,182                      26,183                  (58,114)
Tele-Communications Inc.
Tele-Communications Inc. Class A                 1,983                      11,017                   (5,733)
Series A Liberty Media Group                     7,983                       7,983                    7,983
Multimedia stock                                12,187                      37,500                   28,125
                                             ---------                   ---------              -----------
                                             $(827,682)                  $ 255,285              $(5,947,051)
                                             =========                   =========               ==========

(1) Includes related accrued interest of $210,000.

The overall decreases in value of the TM-MA and Vista investments since their acquisition, for which market quotations are not readily available, reflect the impact of the uncertainties created by the Cable Act of 1992 on the value of smaller cable systems and the continuing difficulties that smaller cable operators are experiencing in financing their operations. (See the discussion of Vista third party offer and the TM-MA third party offer.) Current legislation proposed in the U.S. House of Representatives would open telephone and cable companies to competition. Such deregulation, if passed, could significantly impact the cable industry. However, based upon the current composition of the Partnerships' portfolio (which includes one investment (Vista/Narragansett) for which a purchase and sale agreement has been executed (see prior discussion) and the fact that the Partnership is no longer making additional investments, the effect of any proposed legislation, if passed, is not expected to be material.

The Comcast, Century Communications, Tele-Communications and Multimedia investments were valued based on market quotations which are readily available for these securities. These changes in value are reflective of changes in the public markets for cable related debt and equity securities during these periods.

                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Information on a class action entitled, "In re PaineWebber Partnership Litigation," was contained in the Partnership's prior reports. On May 30, 1995, the court certified class action treatment of the plaintiffs' claims.

                          PART II.  OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits and Reports to be filed:

                 Exhibit No.       Description
                 -----------       -----------
                       11.1        Statement of Computation of Net Investment Income
                                   Per Limited Partnership Unit.

                       20.1        Report Furnished to Securities Holders.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Kagan Media Partners, L.P.
                                        (Registrant)

                                        By:   Mezzanine Capital Corporation
                                              A General Partner



Dated: November 10, 1995                      By: /s/ Joseph P. Ciavarella
                                                  ------------------------
                                                  Joseph P. Ciavarella
                                                  Vice President, Secretary
                                                  and Chief Financial and
                                                  Accounting Officer

                                 EXHIBIT INDEX

Exhibit No.            Description
-----------            -----------
     11.1              Statement of Computation of Net Investment Income Per Limited
                       Partnership Unit.

     20.1              Report Furnished to Securities Holders.