Form 10-K
period 1995-12-31
KAGAN MEDIA PARTNERS L P
filed 1996-03-29
CIK 842893

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(Mark One)


/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended       December 31, 1995

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


For the transition period from                   to
                              -------------------  ----------------------------

Commission file number       0-17507
                      ---------------------------------------------------------

                           Kagan Media Partners, L.P.
             ------------------------------------------------------
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

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interest
                     -------------------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                              -------    -------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant: Not applicable.

                           Kagan Media Partners, L.P.
                       Annual Report on Form 10-K for the
                      Fiscal Year Ended December 31, 1995


                               Table of Contents

                                                                          Page
                                                                          ----
Part I
Item 1    Business.....................................................    1
Item 2    Properties...................................................    5
Item 3    Legal Proceedings............................................    5
Item 4    Submission of Matters to a Vote
            of Security Holders........................................    6

Part II

Item 5    Market for Registrant's Common Equity
            and Related Stockholder Matters............................    7
Item 6    Selected Financial Data......................................    8
Item 7    Management's Discussion and
            Analysis of Financial Condition
            and Results of Operations..................................    9
Item 8    Financial Statements and
            Supplementary Data.........................................   F-1
Item 9    Changes in and Disagreements with
            Accountants on Accounting and
            Financial Disclosure.......................................    16

Part III

Item 10   Directors and Executive Officers
            of the Registrant..........................................    16
Item 11   Executive Compensation.......................................    21
Item 12   Security Ownership of Certain
            Beneficial Owners and Management...........................    21
Item 13   Certain Relationships and
            Related Transactions.......................................    22

Part IV

Item 14   Exhibits, Financial Statement Schedules
            and Reports on Form 8-K....................................    24

                                     PART I


Item 1. Business

General

     Kagan Media Partners, L.P. (the "Partnership" or the "Registrant") is a Delaware limited partnership formed on November 15, 1988. Kagan Media Capital Inc., a Delaware corporation which is controlled by Mr. Paul Kagan, is the principal Investment Adviser to, and is the Managing General Partner of, the Partnership. Mezzanine Capital Corporation, a Delaware corporation which is a wholly-owned subsidiary of Paine Webber Group Inc., is the Administrative General Partner of the Partnership. The Independent General Partners are Rochelle B. King, Scott N. Ledbetter and Rod Warner. (The Managing General Partner, the Administrative General Partner and the Independent General Partners are collectively referred to herein as the "General Partners.")

     The Managing General Partner, subject to the supervision of the Kagan Executive Committee and the Independent General Partners, is solely responsible for the identification and negotiation of all Partnership investments. In addition, the Managing General Partner has ongoing responsibility for the day-to-day operation and management of the Partnership's investments. The Kagan Executive Committee, which is composed of one representative of each of the Managing General Partner and the Administrative General Partner, must approve certain Partnership decisions as described in the Partnership Agreement.

     The Administrative General Partner has overall responsibility for the discharge of all necessary Partnership administrative functions and assists the Managing General Partner in structuring investments and loans of the Partnership.

     The Partnership has elected to operate as a business development company under the Investment Company Act of 1940. The investment objectives of the Partnership are to provide current income and capital appreciation by investing in and offering significant managerial assistance to existing cable television systems and radio and broadcast television stations ("Media Properties"). The Partnership intended to achieve its objectives primarily by acquiring subordinated debt investments with a high current coupon and an equity participation in connection with the financing or acquisition of a Media Property by an unaffiliated Media Property operator. In 1995 and 1994, the Partnership received proceeds from the sale and prepayment of various investments (discussed more fully below) and distributed a substantial portion of the related proceeds to the partners. The Partnership will not make any additional investments.

     While the Partnership must be terminated no later than July 21, 2001 (subject to the approval of a majority of the Limited Partners' interests, if such approval is required under the Investment Company Act of 1940), it was originally anticipated that the Partnership would be liquidated in 1998 or 1999. In December 1995, the Partnership liquidated its investments in Vista/Narragansett Cable, L.P. and Multimedia, Inc. The amounts received composed substantially all of the distribution declared at December 31, 1995, which was paid in February 1996. Additionally, Tele-Media Company of Mid America, L.P. entered into an agreement for the sale of its assets to a third party, which if consummated, would accelerate the liquidation of the Partnership's interest. (See discussion below and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations").

     On February 27, 1989, the Partnership began a public offering of its units of limited partnership interest ("Units"). The Partnership held four closings for the admission of Limited Partners. Pursuant to these closings, the following Units were sold by the Partnership and the following gross offering proceeds and net offering proceeds (equal to gross offering proceeds less selling commissions, non-accountable marketing fees and expense reimbursements and other offering and organizational expenses) were received by the
Partnership:



                                                           Gross Offering
Date                 Number of Units    Price Per Unit        Proceeds        Net Offering Proceeds*
----------------     ---------------    --------------     --------------     ----------------------
July 21, 1989             803,601          $20.00           $16,072,020             $13,661,217
December 6, 1989          123,178           20.00             2,463,560               2,094,026
January 25, 1990          126,604           20.00             2,532,080               2,152,268
March 15, 1990            335,090           20.00             6,701,800               5,771,380
                        ---------                           -----------             -----------
                        1,388,473                           $27,769,460             $23,678,891
                        =========                           ===========             ===========

* Prior to deduction of financial advisory fee which is equal to 2% of gross offering proceeds.

     The Managing General Partner and the Administrative General Partner (the "Operating General Partners") initially contributed $700 and $300, respectively, for their general partner interests in the Partnership. The Operating General Partners also contributed an additional $758,234 to fund the amount by which certain offering and organization expenses exceeded 4% of the aggregate capital contributions of the Limited Partners.

Investments

     As of December 31, 1995, the Partnership held one participating debt investment in a managed company, with an amortized cost of approximately $6.0 million (valued at approximately $3.4 million), two high-yield debt investments in non-managed companies with an aggregate amortized cost of approximately $1.9 million (valued at approximately $1.9 million) and equity investments in two non-managed companies with an aggregate amortized cost of approximately $0.2 million (valued at approximately $0.2 million) as set forth below.

                         Participating Debt Investment


     The Partnership holds a senior-participation instrument from Tele-Media Company of Mid-America, L.P. ("TM-MA") that is in the form of a participating debt investment and consists of $6 million in principal amount of senior subordinated debt of TM-MA due September 30, 2001. The debt, which is subject to certain prepayment provisions, bears current interest at a rate of 14% and contingent interest to be computed under a specified formula.

     As of year-end 1993, TM-MA was in default under its senior debt instruments. As a result of this default, the senior lenders to TM-MA blocked payment to the Partnership of the interest due on the Partnership's participating debt investment at December 31, 1994. Consequently, the Partnership stopped accruing interest on the notes, effective October 1, 1993. $210,000 of accrued interest receivable was reflected on the Partnership's Statement of Assets and Liabilities at December 31, 1994.

     In the fourth quarter of 1995, negotiations for the sale of the assets of TM-MA to an unaffiliated joint venture were completed in principle (TM-MA Sale Agreement). Under the terms of the TM-MA Sale Agreement, the Partnership would be entitled to receive approximately $3,400,000 for its senior participation instrument, which is significantly less than the principal amount of such instrument. As of February 29, 1996, the TM-MA Sale Agreement was amended. Pursuant to this amendment, the closing under the agreement may occur as late as September 30, 1996. This amendment requires the consent of numerous creditors including the Partnership. Even if the Partnership consents to the amendment, it is not clear whether all other necessary creditor consents will be obtained. If the necessary creditor consents are obtained, the TM-MA Sale Agreement would still be subject to numerous conditions. In addition, Phoenix Leasing Corporation, a subordinated lender that owns a subordinated note similar to the Partnership's senior participation instrument, has commenced suit against TM-MA to collect the obligations owned by TM-MA to Phoenix Leasing Corporation. It is impossible to predict the outcome of any legal proceedings and its impact on this or any proposed sale. In light of the foregoing, there can be no assurance that the transaction contemplated by the TM-MA Sale Agreement can be consummated on schedule or at all. In October 1995, certain equity interests filed a lawsuit opposing the TM-MA Sale Agreement and are seeking, among other things, to have a receiver appointed to administer TM-MA's assets. TM-MA has advised the Partnership that it believes that this lawsuit is without merit. TM-MA is attempting to negotiate a resolution with the equity interests, and, absent a successful resolution, TM-MA has advised the Partnership that it is prepared to make a prepackaged filing under Chapter 11 of the U.S. Bankruptcy Code to facilitate the timely consummation of the TM-MA Sale Agreement. During 1995, the Partnership recorded unrealized depreciation of its investment in TM-MA of $641,754, which represented the difference between the sum of the carrying value of the investment ($4,045,000), adjusted for amortization and the estimated value of the Partnership's interests based upon the TM-MA Sale Agreement. In addition, the Partnership realized a loss of $210,000 to recognize the write-off of interest receivable previously accrued.

              High-Yield Debt Investments in Non-Managed Companies

     High-yield debt investments held by the Partnership in non-managed companies as of December 31, 1995 were as follows:

             Description of Investment                   Amortized Cost*        Value
-----------------------------------------------------    ---------------      ----------
$1,000,000 face of Comcast Corporation, 10.25% Senior
Subordinated Debentures due 10/15/01                        $1,003,585        $1,080,000

$790,000 face of Century Communications Corporation,
11.875% Senior Subordinated Debentures due 10/15/03            894,255           847,275
                                                            ----------        ----------
Total                                                       $1,897,840        $1,927,275
                                                            ==========        ==========

---------------
* Cost shown includes applicable amount of investment analysis fees paid to the Investment Adviser.


                  Equity Investments in Non-Managed Companies

     Equity investments held by the Partnership in non-managed companies as of December 31, 1995 were as follows:

             Description of Investment                        Cost              Value
-----------------------------------------------------    ---------------      ----------
8,000 shares of Tele-Communications, Inc. Class A
Common Stock                                                $  145,733        $  159,000

2,000 shares of Tele-Communications, Inc. New Liberty
Media Group Series A Common Stock                               45,017            53,500
                                                            ----------        ----------
Total                                                       $  190,750        $  212,500
                                                            ==========        ==========

Competition

     The Partnership competes with other entities with similar investment objectives. Competitors include other business development companies, investment partnerships and corporations, small business investment companies and banking organizations investing directly or through affiliates and individuals. Most of these competitors may have more experience with hybrid debt/equity investments similar to senior-participation instruments than the Managing General Partner and many have more resources than the Partnership. However, because the Partnership has liquidated a substantial portion of its portfolio and has entered into an arrangement (the TM-MA Sale Agreement) to liquidate a significant portion of the remaining portfolio, competition should not have a material effect on the Partnership.

Employees

     The Partnership has no employees. As discussed above, the Operating General Partners and their affiliates manage the Partnership's investments and perform services on behalf of the

Partnership. The Operating General Partners are entitled to certain fees and reimbursements of certain out-of-pocket expenses incurred in connection with the performance of these management services. See Item 10 of this Report "Directors and Executive Officers of the Registrant" and Item 13 of this Report, "Certain Relationships and Related Transactions," which are incorporated herein by reference.

Item 2. Properties

     The Partnership does not own or lease any physical properties. The Partnership, however, uses the offices of the Managing General Partner located at 126 Clock Tower Place, Carmel, California 93923.

Item 3. Legal Proceedings

     In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group, Inc. (together, "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re: PaineWebber Limited Partnerships Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Mezzanine Capital Corp., an affiliate of PaineWebber and the Administrative General Partner in the Partnership ("Administrative General Partner").

     The amended complaint in the New York Limited Partnership Actions alleged that, in connection with the sale of interests in the Partnership, PaineWebber and the Administrative General Partners (1) failed to provide adequate disclosure of the risks involved with each partnership; (2) made false and misleading representations about the safety of the investments and the partnership's anticipated performance; and (3) marketed the partnerships to investors for whom such investments were not suitable. The plaintiffs, also alleged that following the sale of the partnership investments PaineWebber and the Administrative General Partner misrepresented financial information about the partnership's value and performance. The amended complaint alleged that PaineWebber and the Administrative General Partner violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

     On May 30, 1995 the US District Court certified class action treatments of the plaintiffs' claims in the class action entitled, In re: PaineWebber Limited Partnerships Litigation.

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern

District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan the allocation which the parties expect to submit to the court for its consideration and approval within the next several months. Until a definitive settlement and plan of allocation is approved by the court, there can be no assurance what, if any, payment or non-monetary benefits will be made available to unitholders in the Partnership.

     In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiff's purchases of various limited partnership interests. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages.

     Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber and its affiliates, including the Administrative General Partner, and its affiliates could be entitled to indemnification from the Partnership for expenses and liabilities in connection with these cases. The General Partners are unable to determine the effect, if any of these actions on the Partnership's financial statements, taken as a whole.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Limited Partners of the Partnership, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1995.

                                    PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     There is no established trading market for the purchase and sale of the Units and certain transfer restrictions have been implemented to assure that no such organized trading market will develop.

     As of March 1, 1996, the number of Limited Partners was approximately
2,500.

     The Partnership declared the following cash distributions to its partners during 1995 and 1994:

     Quarter                                  Amount of
  During Which                               Distribution
Distributed Cash       Total Amount of       Per Limited
  Was Generated        Distribution (1)     Partner  Unit           Record Date           Payment Date
-----------------      ----------------    ----------------      ----------------      -----------------
 4th Quarter 1995         $4,908,743            $3.50            January 31, 1996      February 15, 1996
 1st Quarter 1994            420,749              .30            April 30, 1994        May 15, 1994
 2nd Quarter 1994          6,422,488                 (2)         July 31, 1994         August 15, 1994
 3rd Quarter 1994          6,847,202                 (3)         October 31, 1994      November 13, 1994
 4th Quarter 1994            957,256                 (4) (5)     January 31, 1995      February 15, 1995

(1) Includes distributions to the Operating General Partners in an amount equal to 1.0% of each total distribution amount.

(2) Distributions to Limited Partners ranged, depending upon date of admission to the Partnership, from $4.26 per unit to $4.77 per unit based upon investors' preferred return account.

(3) Distribution to Limited Partners ranged, depending upon date of admission to the Partnership from $4.71 per unit to $4.95 per unit based upon investors' preferred return account.

(4) Distribution to the Limited Partners ranged, depending upon date of admission to the Partnership from $.65 per unit to $.70 per unit depending upon date of admission to the Partnership.

(5) The distribution in respect of the fourth quarter of 1994 was made from cash generated in prior quarters.

Item 6. Selected Financial Data

     The following selected financial data of the Partnership has been derived from the financial statements for the indicated periods. The information set forth below should be read in conjunction with the Partnership's financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Items 8 and 7, respectively, of this Report, which are incorporated herein by reference.

                                                                      As of December 31,
                                                                  or Year Ended December 31,
                                             -------------------------------------------------------------------
                                               1995           1994           1993           1992           1991
                                             -------        -------        -------        -------        -------
                                                           (in thousands, except per unit amounts)
Total Investment Income                      $   464         $1,918         $3,196         $2,217         $2,694
Net Investment Income                             69          1,434          3,452(3)       1,450          1,925

Net Realized and Unrealized
Gain (Loss) on Investments                       387            (72)        (3,234)         1,110          1,426
Cash Distributions Declared to Partners        4,909         14,648          2,244          1,963          1,926

Net Assets                                     6,776         11,229         24,515         26,541         25,944
Total Assets                                  11,771         12,273         25,150         27,821         26,906
Value of Investments                           5,540          9,641         23,757         26,595         25,271

Per Unit of Limited Partnership Interest:
Net Investment Income                            .05           1.02           2.46           1.03           1.37
Net Realized and Unrealized
Gain (Loss) on Investments                       .27           (.05)         (2.30)           .79           1.02
Cash Distributions Declared
to Partners (1) (2)                             3.50          10.44(4)        1.60           1.40           1.37
Net Asset Value                                $4.46          $7.64         $17.11         $18.55         $18.13

(1) Calculated using the weighted average number of Units outstanding during the respective periods. Actual amounts vary depending upon when specific Units were issued.

(2) Distribution amounts are reflected for the period during which cash for the distribution was generated. A portion of the actual cash distributions are paid subsequent to such period.

(3) The Partnership reversed all previously accrued subordinated management fees and related interest during 1993. As a result, the Partnership reported "negative" total expenses for 1993. (See Note 5 to the Financial Statements, included elsewhere in this Report, for further discussion).

(4) Such amount represents average per Unit of cash distribution for 1994. Cash distribution for the final three quarters of 1994 was made in accordance with investors preferred return accounts and, thus, varied based upon date of admission to the Partnership. For the year, distributions declared ranged from $9.92 per unit to $10.72 per unit depending upon date of admission to the Partnership.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     At December 31, 1995, the Partnership held one participating debt investment in a managed company with an amortized cost of approximately $6.0 million, two high-yield debt investments in non-managed companies with an aggregate amortized cost of approximately $1.9 million, and equity investments in two non-managed companies with an amortized cost of approximately $0.2 million. Of these investments, only the high yield debt investments in non-managed companies (Comcast Corporation and Century Communications Corporation), which represent approximately 23% of the remaining investment portfolio on an amortized cost basis (approximately 35% of the remaining portfolio based upon the December 31, 1995 valuation), generate current investment income. On an annualized basis, this income is less than the Partnership's current level of operating costs. Thus, in 1994 the Partnership established cash reserves from a portion of certain prepayment proceeds received to fund working capital requirements. Further, until an investment is repaid or sold, it is anticipated that the Partnership will not make any additional cash distributions, except for the distributions accrued at December 31, 1995.

     The Partnership will not make any additional investments other than temporary investments of its working capital in short-term U.S. government securities. At December 31, 1995, the Partnership's cash of $6,144,423 was primarily invested in such government securities. This cash amount exceeds the Partnership's cash balance at December 31, 1994 of $2,325,407, primarily as a result of the two December 1995 liquidating transactions. The sale of the assets of Vista/Narraganset, L.P. ("Vista") generated proceeds of $4,778,499 and the tendering of the Partnership's shares in Multimedia, Inc. as a result of its merger with Gannett, Inc., generated proceeds of $113,125. The General Partners believe that after providing for the distribution accrued at December 31, 1995 totaling $4,908,743, the working capital reserves are sufficient, along with cash from operations currently being generated, to fund operating expenses for the foreseeable future.

     During 1995 and 1994, the Partnership declared and paid distributions in the aggregate amounts of $4,908,743 and $14,647,695, respectively, except that $957,256 of the 1994 distributions were paid to the partners during 1995 and the entire 1995 declared distribution was paid to the partners in 1996.

     Accrued interest receivable decreased $213,970 from $260,679 at December 31, 1994 to $46,709 at December 31, 1995, principally due to the write off recognized during 1995 relating to $210,000 of accrued interest on the TM-MA Notes. (See discussion below.)

     The Partnership holds a senior-participation instrument from Tele-Media Company of Mid-America, L.P. ("TM-MA") that is in the form of a participating debt investment and consists of $6 million in principal amount of senior subordinated debt of TM-MA due September 30, 2001. The debt, which is subject to certain prepayment provisions, bears current interest at a rate of 14% and contingent interest to be computed under a specified formula.

     As of year-end 1993, TM-MA was in default under its senior debt instruments. As a result of this default, the senior lenders to TM-MA blocked payment to the Partnership of the interest due on the Partnership's participating debt investment at December 31, 1994.

Consequently, the Partnership stopped accruing interest on the notes, effective October 1, 1993. $210,000 of accrued interest receivable was reflected on the Partnership's Statement of Assets and Liability at December 31, 1994.

     In the fourth quarter of 1995, negotiations for the sale of the assets of TM-MA to an unaffiliated joint venture were completed in principle (TM-MA Sale Agreement). Under the terms of the TM-MA Sale Agreement, the Partnership would be entitled to receive approximately $3,400,000 for its senior participation instrument, which is significantly less than the principal amount of such instrument. As of February 29, 1996, the TM-MA Sale Agreement was amended. Pursuant to this amendment, the closing under the agreement may occur as late as of September 30, 1996. This amendment requires the consent of numerous creditors including the Partnership. Even if the Partnership consents the amendment, it is not clear whether all other necessary creditor consents will be obtained. If the necessary creditor consents are obtained, the TM-MA Sale Agreement would still be subject to numerous conditions. There can be no assurance that the transaction contemplated by the TM-MA Sale Agreement can be consummated on schedule or at all. In October 1995, certain equity interests filed a lawsuit opposing the TM-MA Sale Agreement and are seeking, among other things, to have a receiver appointed to administer TM-MA's assets. TM-MA has advised the Partnership that it believes that this lawsuit is without merit. TM-MA is attempting to negotiate a resolution with the equity interests, and, absent a successful resolution, TM-MA has advised the Partnership that it is prepared to make a prepackaged filing under Chapter 11 of the U.S. Bankruptcy Code to facilitate the timely consummation of the TM-MA Sale Agreement. In addition, Phoenix Leasing Corporation, a subordinated lender that owns a subordinated note similar to the Partnership's senior participation instrument, has commenced suit against TM-MA to collect the obligations owned by TM-MA to Phoenix Leasing Corporation. It is impossible to predict the outcome of any legal proceedings and its impact on this or any proposed sale. During 1995, the Partnership recorded unrealized depreciation of its investment in TM-MA of $641,754, which represented the difference between the sum of the carrying value of the investment ($4,045,000), adjusted for amortization and the estimated value of the Partnership's interests based upon the TM-MA Sale Agreement. In addition, the Partnership realized a loss of $210,000 to recognize the write-off of interest receivable previously accrued.

     In January 1990, the Partnership acquired $6,800,000, 15.5% Senior Subordinated Notes (the "Notes") of Vista/Narragansett Cable, L.P. ("Vista/Narragansett") due January 8, 1995. Under the terms of the Notes, interest at the rate of 12.75% per annum was payable currently with the balance of interest (2.75% per annum) added to the principal balance of the Notes. On May 1, 1991, Vista/Narragansett ceased making interest payments. An agreement to restructure of Vista/Narragansett's capital structure was reached during 1992 and was executed in March 1993.

     Under the restructuring, the Partnership agreed to defer interest accrued but uncollected as of September 30, 1992 in the amount of $2,247,786 and agreed to cease accruing interest on the Notes subsequent to September 30, 1992.

     The Partnership restated the Notes in the form of a non-interest bearing note in the principal amount of $9,047,786, which represented the original principal plus the interest accrued through September 30, 1992. The Notes were to be paid only out of proceeds of the sale of Vista/Narragansett's cable systems. Any sale by Vista/Narragansett required the approval of the Partnership.

     On August 8, 1995 Vista/Narragansett entered into a purchase and sale agreement with a third party for the sale of the assets of Vista/Narragansett. On December 29, 1995, the sale of the assets of Vista/Narragansett was consummated. The Partnership received proceeds of $4,778,499 as its share of the distributed proceeds from the sale. In addition, the Partnership will receive a portion of any amounts remaining in a $400,000 escrow account established by

Vista/Narragansett at closing to provide security to the buyer in respect of Vista/Narragansett's compliance with its representation and warranties. This escrow will not be terminated until December 1996. The Partnership has released Vista/Narragansett from all of its financial obligations under the Notes. The Notes, which had an amortized cost of $7,837,257, were valued at $4,700,000 at September 30, 1995, and represented approximately 46% of the investments held by the Partnership based upon the valuation at such date.

Inflation and Changing Prices

     Inflation has had no material impact on the operations or financial condition of the Partnership from inception through December 31, 1995 although market and worldwide economic conditions and changes in federal regulations have in the past affected the cable industry and thus the Partnership's investment values. However, because the Partnership is no longer acquiring new investments, it is anticipated that inflation and changing prices will not have an impact on the Partnership.

Litigation

     See Item 3, "Legal Proceedings," for a discussion of certain legal actions.

Results of Operations

Investment Income and Expenses

     The Partnership's investment income consists primarily of interest income earned from the various debt investments which are held by the Partnership as well as the investment of working capital. Major expenses consist of professional fees, the amortization of the deferred organization expenses and the investment advisory and Independent General Partners' fees. Professional fees consist primarily of custodial, legal and audit fees.


1995 Compared to 1994

     The Partnership's net investment income was $68,818 for the year ended December 31, 1995 as compared to $1,434,067 for the year ended December 31, 1994. The principal reason for the decrease in net investment income was the decrease in interest income, which was $436,223 in 1995 as compared to $1,917,789 in 1994, slightly offset by a decrease in total expenses.

     The reasons for the decrease in interest income were (i) the 1994 prepayment of the Telemedia Broadcasting notes ($6 million, 20% notes) and Cablevision notes ($7.2 million, 13% notes) in June and September, respectively, which generated interest income for a portion of 1994; and (ii) The non-accretion of interest on the Vista/Narragansett senior subordinated notes due to the valuation of such notes pursuant to a purchase and sale agreement which was consummated in December 1995. The accretion of interest income was discontinued in June 1995.

     Total expenses decreased by $88,317 or approximately 18% in 1995 as compared to 1994. Investment advisory fees increased by $4,786 or 5% as provided in the Partnership Agreement. Insurance expense decreased by $4,911 or 6% due to a decrease in premiums. General and administrative expenses decreased by $20,733 or 27% due to a general decline in administrative activity while professional fees increased by $23,493 or 38% due principally to expenses incurred in connection with the Vista/Narragansett and TM-MA transactions.

1994 Compared to 1993

     The Partnership's net investment income was $1,434,067 for 1994 as compared to net investment income of $3,451,085 for 1993. The principal reasons for the decrease in net investment income are:

     1) The repayment of the Tele-Media Broadcasting Notes in June 1994. These notes earned investment income for nine months in 1993, as compared to slightly more than five months in 1994. Additionally, as a result of the prepayment of the Cablevision Notes in early September 1994, interest income was earned for approximately eight months in 1994. The Cablevision investment was outstanding for all of 1993.

     2) The decision to place the TM-MA investment on non-accrual status, effective October 1, 1993. The statements of operations for 1993 reflect the recognition of interest through September 30, 1993 net of a provision for uncollectable accounts of $210,000. See prior discussion of TM-MA.

     3) The reversal of cumulative subordinated management fees in 1993 after the determination that the possibility of the Partnership ever having the obligation to make such payments was remote.

     The above items were partially offset by the effect of the Vista restructuring which was consummated on March 15, 1993. The Partnership did not accrue any interest on the Vista investment during the time the restructuring agreement was being negotiated (from April 1, 1991 to March 15, 1993).
Pursuant to the terms of the restructuring, the Partnership received a non-interest bearing note in the principal amount of $9,047,786 on March 15, 1993. The Partnership, which had a basis in the note at March 15, 1993 of $7,037,297, is recognizing the amortization of the discount as interest income over the term of the note. Additionally, in accordance with the terms of the restructuring, the Partnership received $50,000 in 1994 which was accounted for as a reduction in the outstanding principal (See discussion below concerning the unrealized depreciation in the value of this investment.)

     Expenses for the 1994 year were consistent with the 1993 year, except that in 1993, all previously accrued subordinated management fees and related interest were reversed as discussed below. Amortization expense decreased in 1994 as compared to 1993 because the related organization costs were fully amortized in the fourth quarter of 1994. There was an increase in professional fees, which resulted primarily from the legal fees incurred in connection with the proposed TM-MA restructuring and an increase in general and administrative expenses. The investment advisory fee increased by 5% in 1994 as compared to 1993 as provided for in the Partnership Agreement.

Net Unrealized Depreciation on Investments

     The Kagan Executive Committee values the Partnership's investments on a quarterly basis utilizing a variety of methods. Securities that are publicly traded, and for which market quotations are readily available, are valued based on the highest bid price for such securities as of the last trading day of the fiscal quarter.

     In accordance with portfolio valuation guidelines ("Guidelines") adopted by the General Partners, investments for which market quotations are not readily available are valued at cost (the "Cost Method") unless the Kagan Executive Committee determines that significant events have occurred with respect to such investments which necessitates the use of an alternate valuation methodology. The Managing General Partner is responsible for applying the Guidelines and performing the due diligence necessary to determine whether such significant events have occurred and of presenting to the Kagan Executive Committee its conclusion as to whether the use of the Cost Method is appropriate with respect to any particular investment. The Kagan Executive Committee then determines whether to continue to use the Cost Method for each investment or whether to use an alternate valuation methodology. If the Kagan Executive Committee determines that the use of the Cost Method is not appropriate for a particular investment, then the Managing General Partner shall propose an alternate valuation methodology and, based upon its analysis, shall determine the market value of the investment. The Managing General Partner shall present to the General Partners its conclusions as to the fair market value for the investment in question and the General Partners shall then determine the fair market value for that investment in good faith.

     As of December 31, 1994, the Partnership had recorded net unrealized depreciation of investments of $6,202,336. During 1995, the Partnership recorded net additional unrealized depreciation of $468,003 and sold investments that had $4,091,451 aggregate net unrealized depreciation at December 31, 1994. At December 31, 1995, the Partnership had recorded aggregate net unrealized depreciation of investments of $2,578,888.

     The increase in net unrealized depreciation of investments during 1995 and the cumulative net unrealized depreciation of investments as of December 31, 1995, consisted of the following components:

                                                       Unrealized Appreciation
                                                       (Depreciation) Recorded
                                                ----------------------------------------
Investment                                      During 1995      As of December 31, 1995
-------------------------------------           -----------      -----------------------
Tele-Media Mid-America notes                     $(641,754)(1)         $(2,630,073)
Comcast debentures                                  97,934                  76,415
Century Communications debentures                   37,317                 (46,980)
Tele-Communications Inc. common stock               30,017                  13,267
Tele-Communications Inc., New
Liberty Media Group, Series A common
stock                                                8,483                   8,483
                                                 ---------             -----------
                                                 $(468,003)            $(2,578,888)
                                                 =========             ===========

     (1) The significant decreases in value of the Tele-Media Mid-America investment, for which market quotations are not readily available, reflect the value inherent in the Partnership's position based on the third party offer embodied in the TM-MA Agreement. (See above for a more detailed discussion of this investment).


     The Comcast, Century Communications, Tele-Communications Inc. and Tele-Communications, New Liberty Media Group Series A investments were valued based on market quotations which are readily available for these securities. These changes in value are reflective of changes in the public markets for cable related debt and equity during the year.

Item 8. Financial Statements and Supplementary Data


                           KAGAN MEDIA PARTNERS, L.P.

List of Financial Statements

                                                                   Page
                                                                   ----
Report of Independent Accountants                                  F-2

Schedule of Investments - December 31, 1995 and 1994               F-3

Statements of Assets and Liabilities -
  December 31, 1995 and 1994                                       F-7

Statements of Operations for the years ended
  December 31, 1995, 1994 and 1993                                 F-8

Statements of Cash Flows for the years ended
  December 31, 1995, 1994 and 1993                                 F-9

Statements of Changes in Net Assets for the years
  ended December 31, 1995, 1994 and 1993                           F-10

Financial Highlights for the years
  ended December 31, 1995, 1994, 1993, 1992 and 1991               F-11

Notes to Financial Statements                                      F-12


All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted since
(1) the information required is disclosed in the financial statements and notes thereto; (2) the schedules are not required under the related instructions; or
(3) the schedules are inapplicable.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Kagan Media Partners, L.P.

     We have audited the accompanying statements of assets and liabilities of Kagan Media Partners, L.P., including the schedule of investments, as of December 31, 1995 and 1994, and the related statements of operations, cash flows and changes in net assets for the years ended December 31, 1995, 1994 and 1993 and the financial highlights for each of the five years in the period ended December 31, 1995. These financial statements and financial highlights are the responsibility of the Partnership's General Partners. Our responsibility is to express an opinion on these financial statements and selected per unit data and ratios based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audit procedures also included confirmation of investments and cash held by the custodian as of December 31, 1995, and 1994. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Kagan Media Partners, L.P. as of December 31, 1995 and 1994, the results of its operations, its cash flows and changes in its net assets and the financial highlights, for each of the respective periods stated in the first paragraph, in conformity with generally accepted accounting principles.

     As discussed in Note 14 to the Financial Statements, there is litigation pending against, among others the Administrative General Partner and affiliates of the Administrative General Partner. The ultimate outcome of this litigation and its effects, if any, on the Partnership cannot presently be determined.

Coopers and Lybrand L. L.P.
New York, New York
February 15, 1996, except as
to Note 14 for which
the date is March 19, 1996

                           KAGAN MEDIA PARTNERS, L.P.

                            SCHEDULE OF INVESTMENTS

                               DECEMBER 31, 1995

Principal
Amount/                                                                  Amortized                  % of Total
Shares          Investment                    Investment Date              Cost          Value      Investments
----------      -------------------------     ---------------           ----------     ----------   -----------
PARTICIPATING DEBT INVESTMENTS
IN MANAGED COMPANY:

$6,000,000      Tele-Media Company
                of Mid-America, L.P.,
                14.0% Senior Subordinated
                Notes due 9/30/01*            October 1989              $6,030,073     $3,400,000       61.4%
                                                                        ----------     ----------       ----

     TOTAL PARTICIPATING DEBT
     INVESTMENTS IN MANAGED
     COMPANY (50.2% of net assets)                                       6,030,073      3,400,000       61.4
                                                                        ----------     ----------       ----

HIGH-YIELD DEBT INVESTMENTS
IN NON-MANAGED COMPANIES:

$1,000,000      Comcast Corporation,
                10.25% Senior
                Subordinated Debentures
                due 10/15/01                  April 1992                 1,003,585      1,080,000       19.5
                                                                        ----------     ----------       ----

$790,000        Century Communications
                Corporation, 11.875%
                Senior Subordinated
                Debentures due 10/15/03       March 1993                   894,255        847,275       15.3
                                                                        ----------     ----------       ----


      TOTAL HIGH-YIELD DEBT
      INVESTMENTS IN NON-MANAGED
      COMPANIES (28.5% of net assets)                                    1,897,840      1,927,275       34.8%
                                                                        ----------     ----------       ----

                  The accompanying notes are an integral part
                         of these financial statements.

                           KAGAN MEDIA PARTNERS, L.P.

                               DECEMBER 31, 1995

Principal
Amount/                                                                  Amortized                  % of Total
Shares          Investment                    Investment Date              Cost          Value      Investments
----------      -------------------------     ---------------           ----------     ----------   -----------
EQUITY INVESTMENTS
IN NON-MANAGED COMPANIES:


8,000 sh.        Tele-Communications, Inc.,
                 Class A Common Stock*        August 1993                  145,733        159,000        2.8

2,000 sh.        Tele-Communications, Inc.,
                 New Liberty Media Group
                 Series A Common Stock*       August 1995                   45,017         53,500        1.0
                                                                        ----------     ----------      -----


           TOTAL EQUITY INVESTMENTS
           IN NON-MANAGED COMPANIES
           (3.1% of net assets)                                            190,750        212,500        3.8
                                                                        ----------     ----------      -----


           TOTAL INVESTMENTS (81.8%
           of net assets)                                               $8,118,663     $5,539,775      100.0%
                                                                        ==========     ==========      =====

---------------
           * Non-income producing security.


                  The accompanying notes are an integral part
                         of these financial statements.

                           KAGAN MEDIA PARTNERS, L.P.

                            SCHEDULE OF INVESTMENTS

                               DECEMBER 31, 1994

Principal
Amount/                                                                  Amortized                  % of Total
Shares          Investment                    Investment Date              Cost          Value      Investments
----------      -------------------------     ---------------           ----------     ----------   -----------
PARTICIPATING DEBT INVESTMENT
IN MANAGED COMPANY (NOTE 11):

$6,000,000      Tele-Media Company of         October 1989              $6,033,319     $4,045,000      42.0%
                Mid-America, L.P.,                                      ----------     ----------     -----
                14.0% Senior
                Subordinated Notes
                due 9/30/01 (1)

     PARTICIPATING DEBT INVESTMENT IN MANAGED
     COMPANY (36% of net assets)                                         6,033,319      4,045,000      42.0
                                                                        ----------     ----------     -----
HIGH-YIELD DEBT
INVESTMENT IN
MANAGED COMPANY
(NOTE 11):

$8,997,786      Vista/Narragansett            January 1990               7,632,076      3,550,000      36.8
                Cable, L.P., Zero                                       ----------     ----------     -----
                Coupon Senior
                Subordinated Notes
                due 12/31/97

     HIGH-YIELD DEBT INVESTMENT IN MANAGED
     COMPANY (31.6% of net assets)                                       7,632,076      3,550,000      36.8%
                                                                        ----------     ----------     -----

---------------
(1) $210,000 of accrued interest remains outstanding and is included in accrued interest receivable on the balance sheet as of December 31, 1994. The accrual of interest on these notes was discontinued by the Partnership effective October 1, 1993. While the notes also bear contingent and/or participating interest to be computed under specific formulas, the performance of the underlying assets and the restructuring in progress make the realization of such additional interest remote.


                  The accompanying notes are an integral part
                         of these financial statements.

                           KAGAN MEDIA PARTNERS, L.P.

                               DECEMBER 31, 1994

Principal
Amount/                                                                 Amortized                   % of Total
Shares          Investment                    Investment Date             Cost           Value      Investments
----------      -------------------------     ---------------          -----------     ----------   -----------
HIGH-YIELD DEBT INVESTMENTS IN
NON-MANAGED COMPANIES:

$1,000,000      Comcast Corporation,          April 1992                 1,004,019        982,500      10.2%
                10.25% Senior Subordinated
                Debentures due 10/15/01

$  790,000      Century Communications        March 1993                   902,935        818,638       8.5
                Corporation, 11.875% Senior                            -----------     ----------     -----
                Subordinated Debentures due
                10/15/03


     TOTAL HIGH-YIELD DEBT INVESTMENTS IN
     NON-MANAGED COMPANIES (16% of net assets)                           1,906,954      1,801,138      18.7
                                                                       -----------     ----------     -----

EQUITY INVESTMENTS IN NON-MANAGED
COMPANIES:

8,000 sh.       Tele-Communications, Inc.,     August 1993                 190,750        174,000       1.8
                 Class A
                Common Stock*

2,500 sh.       Multimedia, Inc.,              August 1993                  80,625         71,250       0.7
                Common Stock*                                          -----------     ----------     -----

     TOTAL EQUITY INVESTMENTS IN NON-MANAGED
     COMPANIES(2.2% of net assets)                                         271,375        245,250       2.5
                                                                       -----------     ----------     -----

     TOTAL INVESTMENTS (85.8% of net assets)                           $15,843,724     $9,641,388     100.0%
                                                                       ===========     ==========     =====


---------------
*    Non-income producing security.


                  The accompanying notes are an integral part
                         of these financial statements.

                           KAGAN MEDIA PARTNERS, L.P.

                      STATEMENTS OF ASSETS AND LIABILITIES

                           DECEMBER 31, 1995 AND 1994

ASSETS:                                                          1995               1994
                                                              -----------       -----------
Investments (Notes 2, 7, 8, 9 and 10) -
     Participating debt investments in managed
       companies, at value (amortized cost -
       $6,030,073 and $6,033,319 in 1995 and 1994,
       respectively)                                          $ 3,400,000       $ 4,045,000
     High-yield debt investments in managed
       companies, at value (amortized cost - $7,632,076
       at December 31, 1994)                                         --           3,550,000
     High-yield debt investments in non-managed
       companies, at value (amortized cost - $1,897,840
       and $1,906,954 in 1995 and 1994, respectively)           1,927,275         1,801,138
     Equity investments in non-managed companies, at
       value (cost - $190,750 and $271,375 in 1995 and
       1994, respectively)                                        212,500           245,250
                                                              -----------       -----------
          Total investments                                     5,539,775         9,641,388
Cash and cash equivalents                                       6,144,423         2,325,407
Accrued interest receivable (Note 8)                               46,709           260,679
Prepaid insurance                                                  39,795            46,021
                                                              -----------       -----------
          Total assets                                        $11,770,702       $12,273,495
                                                              ===========       ===========
LIABILITIES:
Distributions payable to partners                             $ 4,908,743       $   957,256
Accounts payable and accrued expenses                              45,698            48,438
Investment advisory and analysis fees payable                      25,126            23,930
Independent General Partners' fees payable                         14,375            14,375
                                                              -----------       -----------
          Total liabilities                                     4,993,942         1,043,999
                                                              -----------       -----------
Commitments and contingencies (Notes 5, 8 and 14)
NET ASSETS (Notes 3 and 12):
Operating General Partners                                        582,303           626,830
Limited Partners (equivalent to $4.46 and $7.64
     per limited partnership unit, respectively,
     based on 1,388,473 units outstanding at December
     31, 1995 and 1994)                                         6,194,457        10,602,666
                                                              -----------       -----------
       Net assets                                               6,776,760        11,229,496
                                                              -----------       -----------
          Total liabilities and net assets                    $11,770,702       $12,273,495
                                                              ===========       ===========

                  The accompanying notes are an integral part
                         of these financial statements.

                           KAGAN MEDIA PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

INVESTMENT INCOME:                                                  1995               1994               1993
                                                                 -----------        -----------        -----------
Income:
     Interest                                                    $   464,223        $ 1,917,789        $ 3,196,422
                                                                 -----------        -----------        -----------
          Total investment income                                    464,223          1,917,789          3,196,422
                                                                 -----------        -----------        -----------
Expenses:
     Investment advisory fees (Note 4)                               100,507             95,721             91,163
     Amortization of deferred organization expenses                     --               90,952            117,457
     Insurance expense                                                78,330             83,241             78,880
     General and administrative expenses                              56,068             76,801             43,879
     Professional fees                                                85,500             62,007             40,801
     Independent General Partners' fees (Note 6)                      75,000             75,000             75,000
     Subordinated management fees and related interest
       expense (Note 5)                                                 --                 --             (702,563)
                                                                 -----------        -----------        -----------
          Total expenses                                             395,405            483,722           (255,383)
                                                                 -----------        -----------        -----------
NET INVESTMENT INCOME                                                 68,818          1,434,067          3,451,805
                                                                 -----------        -----------        -----------
REALIZED AND UNREALIZED (LOSS) GAIN ON
     INVESTMENTS:
Net realized (loss) gain on investments (Notes 7, 8 and 9)        (3,236,259)         1,087,308          2,537,188
Net increase (decrease) in unrealized appreciation of
     investments (Note 11)                                         3,623,448         (1,159,242)        (5,770,953)
                                                                 -----------        -----------        -----------
Net gain (loss) on investments                                       387,189            (71,934)        (3,233,765)
                                                                 -----------        -----------        -----------
NET INCREASE IN NET ASSETS RESULTING FROM
     OPERATIONS                                                  $   456,007        $ 1,362,133        $   218,040
                                                                 ===========        ===========        ===========


                  The accompanying notes are an integral part
                         of these financial statements.

                           KAGAN MEDIA PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                                  1995                1994                 1993
                                                                              ------------        ------------        ------------
                                                                                                 (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net increase in net assets resulting from operations                     $    456,007        $  1,362,133        $    218,040
                                                                              ------------        ------------        ------------
     Adjustments to reconcile net increase in net assets
          resulting from operations to net cash provided by
          operating activities:
               Amortization of discounts and premiums on
                    investments                                                   (192,822)           (367,310)           (337,633)
               Amortization of deferred organization expenses                         --                90,952             117,457
               Decrease (increase) in accrued interest receivable                    3,970             194,375            (154,640)
               Decrease (increase) in prepaid insurance                              6,226                 392              (5,402)
               Decrease increase in accounts payable and accrued
                    expenses                                                        (2,740)             11,708               5,240
               Increase in investment advisory fees payable                          1,196               1,139               1,086
               (Decrease) in deferred subordinated management fees
                    and related interest payable                                      --                  --              (702,563)
          Net realized loss (gain) on investments                                3,236,259          (1,087,308)         (2,537,188)
          Net (increase) decrease in unrealized appreciation
               of investments                                                   (3,623,448)          1,159,242           5,770,953
                                                                              ------------        ------------        ------------
               Total adjustments                                                  (571,359)              3,190           2,157,310
                                                                              ------------        ------------        ------------
                    Net cash (used in) provided by operating activities           (115,352)          1,365,323           2,375,350
                                                                              ------------        ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of investments                                                         --                  --               (79,941)
     Proceeds from disposition of investments, net                               4,891,624          14,410,834               3,108
                                                                              ------------        ------------        ------------
          Net cash provided by (used in) investing activities                    4,891,624          14,410,834             (76,833)
                                                                              ------------        ------------        ------------
CASH FLOWS USED IN FINANCING ACTIVITIES:
     Cash distributions paid to partners                                          (957,256)        (14,251,438)         (2,173,872)
                                                                              ------------        ------------        ------------
          Net cash used in financing activities                                   (957,256)        (14,251,438)         (2,173,872)
                                                                              ------------        ------------        ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                        3,819,016           1,524,719             124,645

CASH AND CASH EQUIVALENTS AT BEGINNING OF
     PERIOD                                                                      2,325,407             800,688             676,043
                                                                              ------------        ------------        ------------
CASH AND CASH EQUIVALENTS AT END OF
     PERIOD                                                                   $  6,144,423        $  2,325,407        $    800,688
                                                                              ============        ============        ============
NONCASH INVESTING AND FINANCING
     ACTIVITIES:
     Investments exchanged for other investments                              $       --          $       --          $  9,076,375
     Dividends declared but unpaid                                            $  4,908,743        $    957,256        $    560,999

                  The accompanying notes are an integral part
                         of these financial statements.

                           KAGAN MEDIA PARTNERS, L.P.

                      STATEMENTS OF CHANGES IN NET ASSETS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



INVESTMENT INCOME:                                                   1995                   1994                1993
                                                                 ------------           ------------        ------------
Increase in net assets resulting from operations:
     Net investment income                                       $     68,818           $  1,434,067        $  3,451,805
     Net realized (loss) gain on investments                       (3,236,259)             1,087,308           2,537,188
     Net increase (decrease) in unrealized appreciation
          of investments                                            3,623,448             (1,159,242)         (5,770,953)
                                                                 ------------           ------------        ------------
     Net increase in net assets resulting from operations             456,007              1,362,133             218,040
Distributions to partners from -
     Net cash from operations                                        (899,961)(1)         (1,262,247)         (2,240,889)
     Net cash from capital transactions                            (4,008,782)           (13,385,448)             (3,108)
                                                                 ------------           ------------        ------------
          Total decrease in net assets                             (4,452,736)           (13,285,562)         (2,025,957)
Net Assets:
     Beginning of period                                           11,229,496             24,515,058          26,541,015
                                                                 ------------           ------------        ------------
     End of period, including undistributed investment
          income of $236,933, $1,278,076 and $1,106,256 in
          1995, 1994 and 1993, respectively (2)                  $  6,776,760           $ 11,229,496        $ 24,515,058
                                                                 ============           ============        ============


(1) Represents interest accretion relating to the investment in Vista/Narragansett reflected in the Partnership's statements of operations for the years ended 1995, 1994 and 1993, totaling $205,182, $394,587 and
$300,192, respectively.

(2) The undistributed investment income at December 31, 1995 is reduced by the distribution relating to the Vista/Narragansett investment reflected above as well as the loss incurred with respect to the TM-MA accrued interest receivable of $210,000.




                  The accompanying notes are an integral part
                         of these financial statements.

                           KAGAN MEDIA PARTNERS, L.P.

                              FINANCIAL HIGHLIGHTS



                                                                             For the Years Ended December 31
                                                ---------------------------------------------------------------------------------
                                                     1995             1994              1993              1992           1991
                                                -------------    -------------      -------------    -------------  -------------
Per Unit Data:
     Investment income                          $         .33    $        1.37      $        2.28    $        1.58  $        1.92
     Expenses                                            (.28)            (.35)               .18(1)          (.55)          (.55)
                                                -------------    -------------      -------------    -------------  -------------
          Net investment income                           .05             1.02               2.46             1.03           1.37
     Net realized (loss) gain on investments            (2.31)             .78               1.81             1.23            .09
     Net increase (decrease) in unrealized
          appreciation of investments                    2.58             (.83)             (4.11)            (.44)           .93
     Cash distributions declared to partners            (3.50)          (10.44)(2)          (1.60)           (1.40)         (1.37)
                                                -------------    -------------      -------------    -------------  -------------
          Net (decrease) increase in net asset
          value                                         (3.18)           (9.47)             (1.44)             .42           1.02
          Net asset value:
          Beginning of period                            7.64            17.11              18.55            18.13          17.11
                                                -------------    -------------      -------------    -------------  -------------
               End of period                    $        4.46    $        7.64      $       17.11    $       18.55  $       18.13
                                                =============    =============      =============    =============  =============
Ratios:
     Ratio of expenses to average net assets             4.39%            2.71%             (0.99)%           2.93%          3.03%
     Ratio of net investment income to
          average net assets                              .76%            8.02%             13.39%            5.55%          7.58%
          Total investment return (3)                    5.06%            7.84%               .90%            9.92%         13.56%
     Number of limited partnership units at
          end of period                             1,388,473        1,388,473          1,388,473        1,388,473      1,388,473

------------------------
(1) The Partnership reversed all previously accrued subordinated management fees and related interest during 1993. As a result, the Partnership reported "negative" total expenses.

(2) Represents average of distributions declared to partners for 1994. Actual distributions per unit for 1994 were based upon investors preferred return accounts and ranged from of $9.92 per unit to $10.72 per unit.

(3) Total investment return was computed as the ratio of increase in net assets resulting from operations over the average net assets during the period presented.




                  The accompanying notes are an integral part
                         of these financial statements.

                           KAGAN MEDIA PARTNERS, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1995


1.   ORGANIZATION AND PURPOSE

     Kagan Media Partners, L.P. (the "Partnership"), a Delaware limited partnership, was organized on November 15, 1988 to operate as a business development company under the Investment Company Act of 1940. The Partnership's operations commenced on July 21, 1989.

     Kagan Media Capital Inc., a Delaware corporation which is controlled by Mr. Paul Kagan, is the principal Investment Adviser to, and is the Managing General Partner of, the Partnership. Mezzanine Capital Corporation, a Delaware corporation which is a wholly-owned subsidiary of Paine Webber Group Inc., is the Administrative General Partner of the Partnership.

     The Managing General Partner, subject to the supervision of the Kagan Executive Committee and the Independent General Partners, is solely responsible for the identification and negotiation of all Partnership investments. In addition, the Managing General Partner has ongoing responsibility for the day-to-day operation and management of the Partnership's investments. The Kagan Executive Committee, which is composed of one representative of each of the Managing General Partner and the Administrative General Partner, must approve certain Partnership decisions as described in the Partnership Agreement.

     The Administrative General Partner has overall responsibility for the discharge of all necessary Partnership administrative functions and assists the Managing General Partner in structuring investments and borrowings of the Partnership.

     The investment objectives of the Partnership are to provide current income and capital appreciation by investing in and offering significant managerial assistance to existing cable television systems and radio and broadcast television stations ("Media Properties"). The Partnership sought to achieve its objectives by acquiring subordinated debt investments with a high current coupon and an equity participation in connection with the financing or acquisition of a Media Property by an unaffiliated Media Property operator.
The Partnership also acquired certain preferred equity interests in joint ventures formed with a Media Property operator to acquire and operate a Media Property and to a limited extent, invested in other equity and debt securities of media companies. Managed companies are those to which significant managerial assistance is offered.

     While the Partnership must be terminated no later than July 21, 2001 (subject to the approval of a majority of the Limited Partners' interests, if such approval is required under the Investment Company Act of 1940), it was originally anticipated that the Partnership would be liquidated in 1998 or 1999.

     Based upon the Partnership's liquidation of certain investments in 1994 and 1995 through prepayments, merger and negotiated sale, the Partnership's portfolio decreased and no new investments will be made. Further, if the sale of the assets of Tele Media Company of Mid America, L.P. can be completed as contemplated, the Partnership may be liquidated sooner than originally anticipated. (See

                           KAGAN MEDIA PARTNERS, L.P.

                               DECEMBER 31, 1995


Item 7, "Management's Discussion" and "Analysis of Financial Condition and Results of Operations." and Footnote 8, "TM-MA Investment").


2.   SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation The Partnership maintains its accounting records, prepares financial statements and files its tax returns on the accrual basis of accounting. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates relate to the valuation of certain investments. Actual results could differ from those estimates.

     Valuation of Investments High-yield debt investments and other securities in non-managed companies for which market quotations are readily available are valued at their current market value, which is determined by the highest bid price for such securities as of the last trading day of the fiscal quarter.

     Participating debt investments and other securities in managed companies for which market quotations are not readily available are valued at fair value as determined in good faith by the Managing General Partner in accordance with valuation guidelines approved by the Independent General Partners. Each such investment is valued initially based upon its cost to the Partnership ("cost method"). The cost method is used until significant developments affecting the investment necessitate revaluation of the investment based on an alternate valuation method.

     Investment Transactions The Partnership invested primarily in high-yield, privately placed debt investments issued as mezzanine financing in connection with the refinancing or acquisition of a media property by an unaffiliated operator. The risk of loss upon default by an issuer is greater than with investment grade securities because high-yield securities are generally unsecured and are usually subordinated to other creditors of the issuer. Also, these issuers usually have higher levels of indebtedness and are more sensitive to adverse economic conditions than investment grade issuers. There generally is no quoted market for these securities.

     Although the Partnership cannot eliminate the risks associated with its investment in these high-yield securities, it has established risk management procedures. The Partnership subjects each prospective investment to close analysis, and makes only those investments that are recommended by the Managing General Partner and that meet the Partnership's investment guidelines or that have otherwise been approved by the Independent General Partners. The Partnership also has procedures in place to continually monitor its issuers.

     Cash and Cash Equivalents For purposes of the Statements of Assets and Liabilities and the Statements of Cash Flows, the Partnership considers all highly liquid investments with a maturity of

                           KAGAN MEDIA PARTNERS, L.P.

                               DECEMBER 31, 1995


three months or less when purchased to be cash equivalents. These temporary investments are recorded at cost, with approximate fair market value. The Partnership places its cash investments in short-term US government securities, which are held in trust at one financial institution.

     Interest Receivable on Notes Notes are placed on non-accrual status in the event of a default (after any applicable grace period expires) or if the Operating General Partners (See Note 3 below) determine that there is no reasonable expectation of collecting the interest.

     Income Taxes No provision for income taxes has been made in the financial statements since taxes on fund income are the responsibility of the individual partners rather than the Partnership.

3.   CAPITAL CONTRIBUTIONS

     Upon formation of the Partnership, the Managing General Partner and the Administrative General Partner (the "Operating General Partners") contributed $700 and $300, respectively, for their general partner interests in the Partnership. Units of limited partnership interest were then sold in a public offering at a price of $20.00 per unit. The Partnership held four closings between July 21, 1989 and March 15, 1990, receiving gross offering proceeds of $27,769,460.

     The Operating General Partners also contributed an additional $758,234 to fund the amount by which certain offering and organization expenses exceeded 4% of the aggregate capital contributions of the Limited Partners.

4.   INVESTMENT ADVISORY AND ANALYSIS FEES

     As the Partnership's principal Investment Adviser, the Managing General Partner is responsible for the identification of investments and all other investment advisory services necessary for the operation of the Partnership in carrying out its investment objectives and policies. As compensation for its services, the Investment Adviser receives an annual investment advisory fee which initially was $75,000, escalating by an amount equal to 5% of the prior year's annual fee in each calendar year. The investment advisory fees attributable to the years ended December 31, 1995, 1994 and 1993 of $100,507, $95,721 and $91,163, respectively, have been charged to operations.

     The Investment Adviser also receives an investment analysis fee equal to 0.75% of the amount invested by the Partnership in senior-participation instruments as consideration for structuring, due diligence and financial analysis in connection with an investment. Investment analysis fees of $45,000 were paid during 1993. No such fees were accrued or paid in 1995 and 1994. Certain of these fees were reimbursed to the Partnership by the issuers of the notes and a portion of the fees were capitalized as a cost of the respective investments.

                           KAGAN MEDIA PARTNERS, L.P.

                               DECEMBER 31, 1995


5.   DEFERRED SUBORDINATED MANAGEMENT FEES AND RELATED INTEREST EXPENSE

     The Operating General Partners are entitled to receive annual subordinated management fees equal to 1% of net capital invested (as defined in the Partnership Agreement) as of the end of each fiscal quarter as compensation for the managerial supervision provided to the Partnership. Of this amount, 0.75% is payable to the Managing General Partner and 0.25% is payable to the Administrative General Partner. These management fees have not been and will not be paid to the operating general partners until the limited partners have received cash distributions equal to a cumulative but not compounded, 10% preferred return (as defined in the Partnership Agreement). During the three months ended December 31, 1993, the Partnership reversed the previously accrued management fees, comprised of $207,927 recorded during 1993 and $622,513 recorded during prior years.

     To the extent the subordinated management fees are not currently paid in cash with respect to any calendar quarter, they accrue interest at the rate of 10% compounded annually. The payment of the interest is subject to the same subordinated provisions as the management fees. Therefore, during the three months ended December 31, 1993, the Partnership also reversed the previously accrued interest, comprised of $57,777 recorded during 1993 and $80,050 recorded during prior years. Further, the Operating General Partners believe that the likelihood of payment of these or any future amounts is remote.

6.   INDEPENDENT GENERAL PARTNERS' FEES

     As compensation for services rendered to the Partnership, each of the three Independent General Partners receives a fee of $6,250 per quarter, plus out-of-pocket expenses. Fees of $75,000 per year have been charged to operations for each of the years ended December 31, 1995, 1994 and 1993.

                           KAGAN MEDIA PARTNERS, L.P.

                               DECEMBER 31, 1995


7.   VISTA/NARRAGANSETT SALE

     In January 1990, the Partnership acquired $6,800,000, 15.5% Senior Subordinated Notes (the "Notes") of Vista/Narragansett Cable, L.P. ("Vista/Narragansett") due January 8, 1995. Under the terms of the Notes, interest at the rate of 12.75% per annum was payable currently with the balance of interest (2.75% per annum) added to the principal balance of the Notes. On May 1, 1991, Vista/Narragansett ceased making interest payments. A restructuring agreement of Vista/Narragansett's capital structure was reached during 1992 and was executed in March 1993.

     Under the restructuring, the Partnership agreed to defer interest accrued but uncollected as of September 30, 1992 in the amount of $2,247,786 and agreed to cease accruing interest on the Notes subsequent to September 30, 1992.

     The Partnership restated the Notes in the form of a non-interest bearing note in the principal amount of $9,047,786, which represented the original principal plus the interest accrued through September 30, 1992. In 1994, the Partnership received $50,000 which was treated as a reduction in principal. The Notes were to be paid only out of proceeds of the sale of Vista/Narragansett's cable systems. Any sale by Vista/Narragansett required the approval of the Partnership.

     In late March 1995 the Partnership was advised by the management of Vista/Narragansett that a third party offer for purchase of the assets of Vista/Narragansett had been received on March 22, 1995. The Partnership agreed to allow management of Vista/Narragansett to pursue the offer. On June 14, 1995, management of Vista/Narragansett signed a letter of intent to accept the offer, and on August 8, 1995, entered into a purchase and sale agreement. On December 29, 1995, the sale of the assets of Vista/Narragansett was consummated. The Partnership received proceeds of $4,778,499 as its share of the distributed proceeds from the sale. In addition, the Partnership will receive a portion of any amounts remaining in a $400,000 escrow account established by Vista/Narragansett at closing to provide collateral to the buyer in respect of Vista/Narragansett's compliance with its representation and warranties. This escrow account will not be terminated until December 1996.
The Partnership has released Vista/Narragansett from all of its financial obligations under the Notes. The Notes, which had an amortized cost of $7,837,257, were valued at $4,700,000 at September 30, 1995, which represented approximately 46% of the investments held by the Partnership based upon the valuation at such date.

     The proceeds received from the Vista/Narragansett sale represented substantially all of the distributions declared to partners at December 31, 1995.

8.   TM-MA INVESTMENT

     The Partnership holds a senior-participation instrument from Tele-Media Company of Mid-America, L.P. ("TM-MA") that is in the form of a participating debt investment and consists of $6 million in principal amount of senior subordinated debt of TM-MA due September 30, 2001. The debt,

                           KAGAN MEDIA PARTNERS, L.P.

                               DECEMBER 31, 1995

which is subject to certain prepayment provisions, bears current interest at a rate of 14% and contingent interest to be computed under a specified formula.

     As of December 31, 1993, TM-MA was in default under its senior debt instruments. As a result of this default, the senior lenders to TM-MA blocked payment to the Partnership of the interest due on the Partnership's participating debt investment at December 31, 1994. Consequently, the Partnership stopped accruing interest on the notes, effective October 1, 1993. $210,000 of accrued interest receivable was reflected on the Partnership's Statement of Assets and Liability at December 31, 1994.

     In the fourth quarter of 1995, negotiations for the sale of the assets of TM-MA to an unaffiliated joint venture were completed in principle (TM-MA Sale Agreement). Under the terms of the TM-MA Sale Agreement, the Partnership would be entitled to receive approximately $3,400,000 for its senior participation instrument, which is significantly less than the principal amount of such instrument. As of February 29, 1996, the TM-MA Sale Agreement was amended. Pursuant to this amendment, the closing under the agreement may occur as late as September 30, 1996. This amendment requires the consent of numerous creditors including the Partnership. Even if the Partnership consents to the amendment, it is not clear whether all other necessary creditor consents will be obtained. If the necessary creditor consents are obtained, the TM-MA Sale Agreement would still be subject to numerous conditions. In addition, Phoenix Leasing Corporation, a subordinated lender that owns a subordinated note similar to the Partnership's senior participation instrument, has commenced suit against TM-MA to collect the obligations owned by TM-MA to Phoenix Leasing Corporation. It is impossible to predict the outcome of any legal proceedings and its impact on this or any proposed sale. In light of the foregoing, there can be no assurance that the transaction contemplated by the TM-MA Sale Agreement can be consummated on schedule or at all. In October 1995, certain equity interests filed a lawsuit opposing the TM-MA Sale Agreement and are seeking, among other things, to have a receiver appointed to administer TM-MA's assets. TM-MA has advised the Partnership that it believes that this lawsuit is without merit. TM-MA is attempting to negotiate a resolution with the equity interests, and, absent a successful resolution, TM-MA has advised the Partnership that it is prepared to make a prepackaged filing under Chapter 11 of the U.S. Bankruptcy Code to facilitate the timely consummation of the TM-MA Sale Agreement. During 1995, the Partnership recorded unrealized depreciation of its investment in TM-MA of $641,754, which represented the difference between the sum of the carrying value of the investment ($4,045,000), adjusted for amortization and the estimated value of the Partnership's interests based upon the TM-MA Sale Agreement. In addition, the Partnership realized a loss of $210,000 to recognize the write-off of the interest receivable previously accrued.

9.   PREPAYMENT - TELE-MEDIA BROADCASTING COMPANY OF AMERICA

     On June 13, 1994, Tele-Media Broadcasting Company of America ("Tele-Media Broadcasting") prepaid its April 28, 1996 20% Senior Subordinated notes owned by the Partnership. The Partnership had originally acquired $6,000,000 principal amount of Tele-Media Broadcasting notes in April 1993 in exchange for certain other securities. Because the Tele-Media Broadcasting notes would not have been allowed to be prepaid under the terms of the notes until April 1995, the Partnership was able to negotiate a favorable prepayment. Under the terms of the prepayment agreement, the Partnership received aggregate gross proceeds of $7,406,974 composed of the original principal of $6,000,000, accrued and deferred interest aggregating $518,333, a contractual prepayment penalty of $120,000 and a negotiated prepayment fee of $768,641. As of December 31, 1993, the Partnership's investment in the Tele-Media Broadcasting notes comprised 25.4% of total investments and 24.7% of the total net assets of the Partnership.

                           KAGAN MEDIA PARTNERS, L.P.

                               DECEMBER 31, 1995


10.  PREPAYMENT - CABLEVISION SYSTEMS SERVICES CORPORATION

     On September 6, 1994, Cablevision Systems Services Corporation ("Cablevision") prepaid its 13% promissory notes due December 29,1994 issued to the Partnership.

     On February 28, 1991 the Partnership originally acquired $6,000,000 of Cablevision 9% recourse subordinated notes, a participating debt investment.
In December 1992, Cablevision notified the Partnership of its intention to prepay the notes along with contingent interest of $1,232,769. Following negotiations, the Partnership agreed to a restatement of the terms associated with the 9% notes, including an exchange of collateral. As amended, the promissory notes bore interest at 13% and were scheduled to mature on December 29, 1994. The Partnership accepted an additional promissory note with the same terms in the amount of $1,232,769 in payment of the contingent interest. The notes no longer had a participation or contingent interest feature (collectively, the "Cablevision Notes").

     In August 1994, Cablevision informed the Partnership of its desire to prepay the Cablevision Notes. Pursuant to the terms of the Cablevision Notes, Cablevision was obligated to pay a prepayment premium equal to 2% on the outstanding principal for the period from January 1, 1993 to September 6, 1994. The Partnership received aggregate proceeds of $7,651,279 which represented the original principal of $7,232,769, accrued interest of $175,172 from June 30, 1994 through September 6, 1994 and the contractual 2% prepayment premium of $243,338. As of December 31, 1993, the Partnership's investment in the Cablevision Notes represented 30.5% of total investments and 29.6% of the total net assets of the Partnership.

11.  UNREALIZED APPRECIATION AND DEPRECIATION OF INVESTMENTS

     During 1993, the Partnership recorded $164,115 of unrealized appreciation and $3,251,387 of unrealized depreciation of investments.

     During 1994, the Partnership recorded unrealized appreciation of $2,836 and unrealized depreciation of $1,162,078, increasing the balance of net unrealized depreciation of investments to $6,202,336 at December 31, 1994.

     As of December 31, 1995, the Partnership recorded net unrealized depreciation of $468,003 ($641,754 of unrealized depreciation and $173,751 of unrealized appreciation) and sold investments with respect to which $4,091,451 of unrealized depreciation had been provided in previous periods, reducing net unrealized depreciation by $3,623,448 to $2,578,888 at December 31, 1995. Substantially all of the net unrealized depreciation of investments at December 31, 1995 is associated with the Partnership's debt investment in TM-MA. (See note 8.)

                           KAGAN MEDIA PARTNERS, L.P.

                               DECEMBER 31, 1995


12.  ALLOCATION OF NET ASSETS

     The following schedule summarizes the allocation of net assets between the Limited Partners and the Operating General Partners:



                                                    Operating
                                                     General         Limited
                                                     Partners        Partners           Total
                                                  ------------     ------------     ------------
Balance, December 31, 1992                        $    779,944     $ 25,761,071     $ 26,541,015
Allocation of net investment income                     34,518        3,417,287        3,451,805
Allocation of net realized gain on investments          25,372        2,511,816        2,537,188
Allocation of decrease in net unrealized
  appreciation of investments                          (57,710)      (5,713,243)      (5,770,953)
Cash distributions declared to partners                (22,440)      (2,221,557)      (2,243,997)
                                                  ------------     ------------     ------------
Balance, December 31, 1993                        $    759,684     $ 23,755,374     $ 24,515,058
Allocation of net investment income                     14,341        1,419,726        1,434,067
Allocation of net realized gain on investments          10,873        1,076,435        1,087,308
Allocation of increase in net unrealized
  depreciation of investments                          (11,592)      (1,147,650)      (1,159,242)
Cash distributions declared to partners               (146,476)     (14,501,219)     (14,647,695)
                                                  ------------     ------------     ------------
Balance, December 31, 1994                        $    626,830     $ 10,602,666     $ 11,229,496
Allocation of net investment income                        688           68,130           68,818
Allocation of net realized loss in investments         (32,363)      (3,203,896)      (3,236,259)
Allocation of increase in net unrealized
  appreciation of investments                           36,235        3,587,213        3,623,448
Cash distribution declared to partners                 (49,087)      (4,859,656)      (4,908,743)
                                                  ------------     ------------     ------------
Balance, December 31, 1995                        $    582,303     $  6,194,457     $  6,776,760
                                                  ============     ============     ============

                           KAGAN MEDIA PARTNERS, L.P.

                               DECEMBER 31, 1995


13.  RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

     The following is a reconciliation of the net increase in net assets resulting from operations as shown in the accompanying financial statements to the taxable income reported for federal income tax purposes:

                                                            1995            1994           1993
                                                        -----------     -----------    -----------
Net increase in net assets resulting from operations
     per financial statements                           $   456,007     $ 1,362,133    $   218,040

Increase (decrease) resulting from:

Subordinated management fees and related interest
     expense                                                   --              --         (702,563)

Loss on sale of investments                              (3,896,146)           --         (530,143)

Unrealized depreciation of investments including
     interest                                               468,003       1,159,242      5,770,953

Accrued interest receivable                                 210,000            --          210,000

Amortization of bond discounts                              243,267         618,344        (73,634)

Other                                                        (8,750)          5,993          2,000
                                                        -----------     -----------    -----------
Taxable (loss) income per federal income tax return     $(2,527,619)    $ 3,145,712    $ 4,894,653
                                                        ===========     ===========    ===========

 The following is a reconciliation of the amount of the Partnership's net assets as shown in the accompanying financial statements and the tax bases of the Partnership's net assets:

                                                             1995            1994
                                                         ------------    ------------
Net assets per financial statements                      $  6,776,760    $ 11,229,496
Unrealized depreciation (appreciation) of investments       2,578,888       6,202,336
Commissions and expenses paid in connection with the
     sale of limited partnership units                      4,058,674       4,058,674
Distributions payable to partners                           4,908,743         957,256
Accrued interest receivable                                   420,000         210,000
Basis of investments                                          377,855         (55,066)
Other                                                          22,344          81,093
                                                         ------------    ------------
Tax bases of net assets                                  $ 19,143,264    $ 22,683,789
                                                         ============    ============

                           KAGAN MEDIA PARTNERS, L.P.

                               DECEMBER 31, 1995


14.  LITIGATION

     In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group, Inc. (together, "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re: PaineWebber Limited Partnerships Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Mezzanine Capital Corp., an affiliate of PaineWebber and the Administrative General Partner in the Partnership ("Administrative General Partner").

     The amended complaint in the New York Limited Partnership Actions alleged that, in connection with the sale of interests in the Partnership, PaineWebber and the Administrative General Partners (1) failed to provide adequate disclosure of the risks involved with each partnership; (2) made false and misleading representations about the safety of the investments and the partnership's anticipated performance; and (3) marketed the partnerships to investors for whom such investments were not suitable. The plaintiffs also alleged that following the sale of the partnership investments PaineWebber and the Administrative General Partner misrepresented financial information about the partnership's value and performance. The amended complaint alleged that PaineWebber and the Administrative General Partner violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

     On May 30, 1995, the US District Court certified class action treatment of the plaintiffs' claims in the class action entitled, In re: PaineWebber Limited Partnerships Litigation.

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation which the parties expect to submit to the court for its consideration and approval within the next several months. Until a definitive settlement and plan of allocation is approved by the court, there can be no assurance what, if any, payment or non-monetary benefits will be made available to unitholders in the Partnership.

     In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated

                           KAGAN MEDIA PARTNERS, L.P.

                               DECEMBER 31, 1995

entities concerning the plaintiff's purchases of various limited partnership interests. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages.

     Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber and its affiliates, including the Administrative General Partner and its affiliates could be entitled to indemnification from the Partnership for expenses and liabilities in connection with these cases. The General Partners are unable to determine the effect if any, of these actions on the Partnership's financial statements taken as a whole.

15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value of certain financial instruments, whether or not reported on the balance sheet. Where quoted market prices are available the values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used including the discount rate and estimates of future cash flows. In addition, SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. The aggregate fair value amounts presented do not purport to represent and should not be considered representative of the underlying market value of the Partnership.

     The methods and assumptions used to estimate the fair value of each class of the financial instruments are described below.

     Investments. As described in Note 2, investments in managed companies have been estimated by the Managing General Partner in the absence of readily ascertainable market value. Due to the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

     Cash equivalents. For cash and investments in government securities, the carrying value approximates fair value, due to their short maturities.

     Liabilities, including distributions payable to partners. For liabilities, the carrying value approximates fair value, due to their short maturities.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There have been no changes in accountants or disagreements with accountants with respect to accounting or financial disclosure issues during 1995, 1994 or 1993.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The Partnership has no officers or directors. The General Partners of the Partnership jointly manage and control the affairs of the Partnership and have general responsibility and authority in all matters affecting its business.

     Information concerning the directors and executive officers of the Operating General Partners and the Independent General Partners is as follows:




                            Kagan Media Capital Inc.


       Name                        Positions Held
------------------------      ----------------------------
Paul Kagan                    President and Director
Sharon B. Armbrust            Vice President
Larry Gerbrandt               Vice President
Norman Glaser                 Vice President, Chief Financial Officer
                              and Director
Jo Ann Suyematsu              Vice President and Secretary

     Mr. Paul Kagan, age 58, is President and Director of Paul Kagan Associates, Inc. ("PKA"), Kagan Seminars, Inc., Kagan Capital Management and Cygnus Publishing Company, Inc., is a Director of Kagan Media Appraisals, Inc., Kagan Entertainment, Inc. and Camelot Cable II, Inc., and is President of Kagan Financial Management, Inc. Mr. Kagan has held these positions since the creation of these entities. Mr. Kagan is also Chairman of the Board of Directors of Personal Library Software, Inc. and Baseline II, Inc. As President of Kagan Capital Management, Mr. Kagan serves as the portfolio manager for the Kagan Stock Fund and Kagan Capital Management's managed accounts. Mr. Kagan holds seminars on a variety of media subjects, including cable television, pay television, broadcasting, motion pictures and home video. PKA currently publishes 28 newsletters on various communications and media disciplines, including CABLE TV INVESTOR and BROADCAST INVESTOR, the only continuing publications analyzing the values of public and private cable television and broadcast companies. Over the past two decades, Mr. Kagan and his staff have appraised cable television and broadcast properties, totaling over $6 billion, on contract assignment, as well as many times that amount through information analyses in various publications of affiliates. Mr. Kagan has worked in the communications media industry since 1958. Prior to forming PKA in 1969, Mr. Kagan was a broadcasting-cable television securities analyst for E.F. Hutton & Company Inc. Mr. Kagan has held executive positions with the Radio Advertising Bureau, CBS Radio and WOR-FM Radio, all in New York. Earlier, Mr. Kagan held editorial positions with the Endicott (NY) Daily Bulletin and the Binghamton
(NY) Morning Sun, as well as staff and executive positions with WENE-AM Radio in Endicott, NY and WBRX-AM in Berwick, PA. Mr. Kagan has contributed over 100 articles on investment and finance to Barrons and the National Observer. Mr. Kagan is a member of the New York Society of Security Analysts, a fellow of the Financial Analysts Federation and an associate member of the Broadcasting Financial Management Association. Mr. Kagan is the brother-in-law of Mr. Norman Glaser. Mr. Kagan received a Bachelor of Arts degree in Communications from Hunter College.

     Sharon B. Armbrust, age 51, is Vice President - Investment Research, and Senior Analyst for a number of PKA publications, including CABLE TV INVESTOR, CABLE TV FINANCE, WIRELESS TELECOM INVESTOR, WIRELESS MARKET STATS, INTERNATIONAL CELLULAR and ASIA PACIFIC TELECOM INVESTORand ASIA PACIFIC TELECOM INVESTOR. Mrs. Armbrust joined PKA in April 1979, and earlier held positions as Editorial Director, Director and Vice President of Research. Mrs. Armbrust is responsible for PKA cable TV and telecommunications stock analysis and is also the executive editor for a number of cable and wired/wireless telecom special reports and databooks published by PKA. In addition, Mrs. Armbrust acts as a consultant in strategic planning and the appraisal of private market values for cable TV, cellular, ESMR (enhanced specialized mobile radio), paging and other telecommunications areas. Prior to joining PKA, Mrs. Armbrust was a regional operations manager and budget analyst for a national retailing firm. Earlier, Mrs. Armbrust was employed as a systems analyst for the State of Maryland. Mrs. Armbrust holds a Bachelor of Science degree from the University of Michigan and a Master of Arts degree from The John Hopkins University.

Larry Gerbrandt, age 43, is Vice President for PKA and is responsible for the company's entertainment research and special reports division. Mr. Gerbrandt joined PKA in 1984. Mr. Gerbrandt also serves as a Vice President of Cygnus Publishing Company, Inc., an affiliate of Kagan Media Capital. Mr. Gerbrandt is Senior Analyst for ten Kagan newsletters, including CABLE TV PROGRAMMING, CABLE TV ADVERTISING, TV PROGRAM INVESTOR, MOTION PICTURE INVESTOR, CABLE NETWORK INVESTOR and THE PAY TV NEWSLETTER and oversees PKA's special report division. In addition, Mr. Gerbrandt serves as a specialist in the appraisal of programming networks and television and motion picture libraries and also as a strategic consultant in these areas. Mr. Gerbrandt's broad knowledge of television programming trends has made him a frequently quoted source in such national publications as Time Magazine, Newsweek, The New York Times and The Wall Street Journal. Mr. Gerbrandt's other duties include moderating Kagan Seminars, Inc. seminars on such topics as pay-per-view, cable programming trends and television program finance. Prior to joining PKA, Mr. Gerbrandt held executive positions with the cable division of Orion Broadcast Group and Brimstone Films, a Dallas, Texas-based production company he helped found in 1980. While at Brimstone, Mr. Gerbrandt was an award-winning producer of television commercials, industrial films, museum documentaries and live television events. Mr. Gerbrandt is an award-winning fine arts photographer. Mr. Gerbrandt holds a Bachelor of Arts degree in Business Administration from Loretto Heights College in Denver, Colorado.

     Norman Glaser, age 60, is President and Director of Kagan Media Appraisals, Inc. and Kagan Entertainment, Inc. Mr. Glaser also serves as Vice President and Chief Financial Officer of PKA and Kagan Capital Management, Vice President, Chief Financial Officer and Director of Kagan Seminars, Inc. and Kagan Financial Management, Inc., Secretary, Vice President and Director of Cygnus Publishing Company, Inc., Director of Personal Library Software, Inc. and Baseline II, Inc. Mr. Glaser became associated with PKA and its affiliated companies in 1986. Mr. Glaser is also General Partner of the Kagan Stock Fund and the Kagan Venture Fund. Mr. Glaser is a certified public accountant who between 1979 and 1986 was engaged as principal in the business of providing tax and financial planning and business management advice to corporations and individuals. Previously, Mr. Glaser served for nine years as chief financial officer of an international consulting and research firm based in New York, London and Houston. Prior thereto Mr. Glaser acted as Vice President - Finance of a public company engaged in the computer systems industry, and practiced accountancy with a national accounting firm. Mr. Glaser is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants. Mr. Glaser is the brother-in-law of Mr. Paul Kagan. Mr. Glaser holds a Bachelor of Arts degree in Business Administration from the City University of New York.

Jo Ann Suyematsu, age 45, is Vice President - Client Relations of Kagan Capital Management. Mrs. Suyematsu has been associated with PKA since 1984 (and also was employed by the firm from 1978 to 1983). Mrs. Suyematsu is responsible for the administration of all managed accounts and the Kagan Stock Fund, and acts as a liaison with clients. Mrs. Suyematsu also serves as Vice President - Administration of PKA. From November 1983 to April 1984, Mrs. Suyematsu served as an executive secretary at Vail National Bank in Vail, Colorado. Prior to joining PKA in 1978, Mrs. Suyematsu had been associated with Boulder National Bank, Boulder, Colorado; the Los Angeles office of Continental Illinois National Bank and Trust Company of Chicago; and Continental Bank International-Pacific, also in Los Angeles. Mrs. Suyematsu holds a Bachelor of Science degree in Radio, Television and Film from Temple University's Annenberg School of Communications.

            Mezzanine Capital Corporation

        Name                             Positions Held
---------------------              ---------------------------
Gerald F. Goertz, Jr.              President and Director

Clifford B. Wattley                Vice President,
                                   Assistant Secretary
                                   and Director

Stephen R. Dyer                    Vice President,
                                   Assistant Secretary
                                   and Director

Joseph P. Ciavarella               Vice President,
                                   Secretary, Treasurer
                                   and Chief Financial
                                   and Accounting
                                   Officer

     Gerald F. Goertz, Jr., age 38, is the President and a Director of Mezzanine Capital Corporation. Mr. Goertz joined PaineWebber Incorporated in December 1990 and holds the position of Senior Vice President and Director of Private Investments. Prior to joining PaineWebber Incorporated, Mr. Goertz was associated with CG Realty Advisors and The Freeman Company. He received his Bachelor of Arts degree in Business Administration in 1979 from Vanderbilt University and his Juris Doctorate and Masters of Business Administration from Memphis State University in 1982.

     Clifford B. Wattley, age 46, is a Vice President. Assistant Secretary and a Director of Mezzanine Capital Corporation. Mr. Wattley is a Corporate Vice President with PaineWebber Incorporated, having joined the firm in 1986. He also was employed previously by Paine, Webber, Jackson & Curtis from 1979 to 1980. From 1986 to 1992, Mr. Wattley participated in PaineWebber's Principal Transactions Group. From 1992, Mr. Wattley has been a member of the Private Investment Department. He holds a Bachelor of Science degree in engineering from Columbia University and a Masters in Business Administration from Harvard University.

     Stephen R. Dyer, age 36, is a Vice President, Assistant Secretary and a Director of Mezzanine Capital Corporation. He joined PaineWebber Incorporated in June 1988 as a Divisional Vice President and is currently a Corporate Vice President. Prior to joining PaineWebber Incorporated, Mr. Dyer had been employed, since June 1987, as an Assistant Vice President in the Retail National Products Group of L.F. Rothschild & Co. Incorporated. Prior to joining L.F. Rothschild, he was employed, beginning in January 1985, as an Associate in the Real Estate Department of Thomson McKinnon Securities Inc. From July 1981 to August 1983, Mr. Dyer was on the audit staff of the accounting firm of Arthur Young & Company. He received his Bachelor of Science degree in Accounting in 1981 from Boston College and a Masters of Business Administration from Indiana University in December 1984. Mr. Dyer is a Certified Public Accountant.

     Joseph P. Ciavarella, age 40, is Vice President, Secretary, Treasurer and Chief Financial and Accounting Officer of the Administrative General Partner. He joined PaineWebber

Incorporated in May 1994 as a Corporate Vice President. Immediately prior to joining PaineWebber Incorporated, he was associated from August 1993 to May 1994 with the Aviation Capital Group. From 1983 to 1993, he was a financial officer of Integrated Resources Inc. and a senior officer in the Equipment Leasing Division, Aircraft Finance and Capital Markets areas. He is a graduate of Hofstra University and is a Certified Public Accountant.

                          Independent General Partners

A.   Rochelle B. King

     Rochelle B. King, age 58, is President and sole shareholder of King Investment Banking Services, Inc. King Investment Banking Services, Inc., a
Delaware corporation, was established in   January   1989  to  provide
consulting  and  other   services  to  the  broadcasting,  media  and
communications industries. The firm provides services relating to all types of project financing, including raising equity and arranging senior, subordinated and mezzanine debt financing, and, in appropriate acquisitions, high-yield debt. Services include pre-acquisition analysis, transaction evaluation and structuring, marketing and investor presentations and document supervision.
Ms. King was formerly a Vice President of Merrill Lynch & Co. until December 1988. Ms. King joined Merrill Lynch Pierce Fenner & Smith in 1983 and served as a Tax Marketing Specialist until joining Merrill Lynch Investment Banking in 1985. Beginning in 1986, Ms. King devoted all of her time to providing investment banking services to ML Media Partners, L.P. and ML Media Opportunity Partners, L.P., two publicly funded media blind pool partnerships which raised almost $300,000,000 in equity and acquired approximately $750,000,000 in media properties through leveraged acquisitions. Ms. King is a registered securities broker. Before joining Merrill Lynch Pierce Fenner & Smith, Ms. King was a corporate and securities lawyer at Phillips, Nizer, Benjamin, Krim & Ballon from 1979 to 1983 and at Simpson Thacher & Bartlett from 1977 to 1979. Ms. King received a Bachelor of Arts degree from Queens College, C.U.N.Y., and a J.D. degree from the University of Pennsylvania Law School.

B.   Scott N. Ledbetter

     Scott N. Ledbetter, age 45, is a cofounder of Columbia International, Inc., an owner and operator of cable television systems throughout the United States, and has served as a director and chief financial officer since 1984 and chief operating officer since 1990. Before joining Columbia International, Inc., Mr. Ledbetter served as Vice President and Chief Financial Officer for Page America Group, Inc., a radio common carrier in the radio communications business, from July 1984 to December 1984, and served as Vice President and Chief Financial Officer for United Artists Cablesystems Corporation, a multiple cable television system operator, from 1979 to July 1984. Mr. Ledbetter also served as chairman of the Financial Affairs Committee of the National Cable Television Association from 1982 to 1984 and, in 1987, was elected as a Representative to the governing body of Greenwich, Connecticut. Mr. Ledbetter received a Bachelor of Arts degree from Duke University in 1973 and a Masters degree in Business Administration from Columbia University in 1975.

C.   Rod Warner

     Rod Warner, age 60, the sole shareholder of The R Corporation, has served as President and director of the company since establishing the company in 1981 and is a Director and a Shareholder of Wireless Cable of Florida, Inc., since August of 1989. The R Corporation is a marketing consulting firm which serves cable television and broadcast clients who require marketing, promotion and programming advisory services. The R Corporation's services primarily are directed toward subscriber acquisition, retention and audience building problems of independent and multiple cable television system operators, satellite pay and basic programming services and commercial television stations. Through its Direct Sales Division, The R Corporation contracts for door-to-door sales campaigns selling entertainment channels, home computers, home security systems and stereo modules to cable television subscribers. Wireless Cable of Florida, Inc. was formed to compete with conventional coaxial cable systems by assembling and operating microwave channels to deliver cable programming over-the-air to subscribers. The effort is focused in the Southeast where the company has assembled channels for "wireless cable" in Ft. Pierce, Pensacola and Sarasota, Florida and Savannah, Georgia. Mr. Warner served as a consultant for the start-up of pay television services in England and Ireland and provided similar consulting services in the Caribbean. Mr. Warner received a Bachelor of Arts degree from Ohio Wesleyan University in 1957 and a Master of Arts degree from Ohio State University in 1961.

Item 11. Executive Compensation

     No compensation was paid by the Partnership to the officers and directors of the Operating General Partners. See Item 13 below for a description of the compensation and fees paid to the General Partners and their affiliates by the Partnership during 1995.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         (a) As of the date hereof, no person is known by the Partnership to be the beneficial owner of more than 5% of the Units of the Partnership. The Partnership has no directors or officers, and neither of the Operating General Partners of the Partnership nor their directors beneficially own any Units. ATL, Inc., an Affiliate of the Administrative General Partner, owned 23,725 Units at December 31, 1995. Such Units were purchased pursuant to legal settlements with certain limited partners.

              The names and addresses of the Operating General Partners are as follows:

                     Managing General Partner:

                           Kagan Media Capital Inc.
                           126 Clock Tower Place
                           Carmel, California   93923

                     Administrative General Partner:

                           Mezzanine Capital Corporation
                           1200 Lincoln Harbor, 5th Floor
                           Weehawken, NJ  07087

         (b) The following table sets forth the number of Units beneficially owned by the Independent General Partners and by all the General Partners and their directors and officers as a group as of March 1, 1996.



                                                  Amount and Nature         Percent
            Name                               of Beneficial Ownership     of Class
----------------------------                   -----------------------     --------
Independent General Partners
Scott N. Ledbetter                                        500                  *
Rod Warner                                                250**                *
All General Partners, and their directors
and officers as a group (2 persons)                       750                  *

---------------
*    Less than 1% of class.
**   Owned by Victoria Warner, the wife of Rod Warner.

         (c) The Partnership knows of no arrangements, the operation of the terms of which may at a subsequent date result in a change in control of the Partnership.

Item 13. Certain Relationships and Related Transactions

     The General Partners and their affiliates have received or will receive certain types of compensation, fees, or other distributions in connection with the operations of the Partnership. The fees and compensation were determined in accordance with the applicable provisions of the Partnership Agreement.

     Following is a summary of the amounts paid or payable to the General Partners and their affiliates during 1995.

     Investment Advisory Fee   The Managing General Partner receives an annual
investment advisory fee for its services as the Partnership's principal Investment Adviser. The fee was initially established at $75,000 per year, escalating by an amount equal to 5% of the prior year's annual fee in each calendar year. The investment advisory fee attributable to the year ended December 31, 1995 was $100,507.

     Investment Analysis Fees   The Managing General Partner, as the
Partnership's principal Investment Adviser, also receives an investment analysis fee as consideration for structuring, due diligence and financial analysis in connection with a qualifying Partnership investment equal to 0.75% of the amount invested by the Partnership. No investment analysis fees were paid or accured by the Partnership during 1995.

     Subordinated Management Fees   The Managing General Partner and the
Administrative General Partner are entitled to receive annual subordinated management fees equal to 0.75% and 0.25%, respectively, of net capital invested (as defined in the Partnership Agreement) as of the end of each fiscal quarter as compensation for the managerial supervision provided to the Partnership. Subordinated management fees payable to the Managing General Partner and the Administrative General Partner with respect to 1993 were $209,100 and $69,700, respectively. To the extent the subordinated management fees are not currently paid in cash with respect to any calendar quarter, they accrue interest at the rate of 10% compounded annually. Interest expense of $80,540 accrued with respect to the deferred subordinated management fees during 1993.

     These management fees and related interest have not and will not be paid to the Operating General Partners until the Limited Partners have received cash distributions equal to a cumulative but not compounded, 10% preferred return (as defined in the Partnership Agreement). During the three months ended December 31, 1993, the Partnership reversed the previously accrued management fees and related interest, comprised of $265,704 recorded during 1993 and $702,563 recorded during prior years. The Partnership will not accrue these, or any future amounts, unless and until the payment of these subordinated fees and interest by the Partnership becomes probable. The Operating General Partners believe that the likelihood of payment of these or any future payments is remote.

     Independent General Partners' Fees   As compensation for services rendered
to the Partnership, each of the three Independent General Partners receives a fee of $6,250 per quarter, plus out-of-pocket expenses. Fees attributable to the year ended December 31, 1995 were $75,000.

     Distributions to Partners The General Partners received 1% of the aggregate cash distribution declared to partners. For the year ended December 31, 1995, such amounts aggregated $4,909, of which $3,436 accrued to Kagan Media Capital and $1,473 accrued to Mezzanine Capital Corporation.

                                    PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K

(a) and (d)       The following documents are filed as part of this Report:

                  1.   Financial Statements:

                  See  List of Financial Statements in Item 8.

                  2.   Financial Statement Schedules:
                                   None.

         (b) The Partnership did not file any report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1995.

         (c)      Exhibits required to be filed.

Exhibit No.                              Description
-----------       --------------------------------------------------------------
3.1               Amended and Restated Agreement of Limited Partnership of Kagan
                  Media Partners, L.P., dated July 21, 1989. Filed as Appendix A to Post-Effective Amendment No. 1 to the Registration
                  Statement on Form N-2 for Kagan Media Partners, L.P.
                  (Registration No. 33-25599) on October 2, 1989.*

10.1              Investment Advisory Agreement, dated July 21, 1989 between
                  Kagan Media Partners, L.P. and Kagan Media Capital Inc. Filed as Exhibit 6 to Pre-Effective Amendment No. 4 to the
                  Registration Statement on Form N-2 of Kagan Media Partners,
                  L.P. (Registration No. 33-25599) on February 7, 1989.*

10.2              Custody Agreement, dated July 21, 1989, between Kagan Media
                  Partners, L.P. and FirsTier Bank, N.A. Filed as Exhibit 9 to
                  Pre-Effective Amendment No. 1 to the Registration Statement on
                  Form N-2 of Kagan Media Partners, L.P. (Registration No.
                  33-25599) on December 30, 1988.*

10.3              Transfer Agent Agreement, dated July 21, 1989, between Kagan
                  Media Partners, L.P., PaineWebber Media Inc. and Service Data
                  Corporation. Filed as Exhibit 10.7 to the Registrant's Annual
                  Report on Form 10-K for the year ended December 31, 1989.*

-----------------
* Not filed herewith. In accordance with Rule 12b-32 of the General Rules and Regulations under the Securities Exchange Act of 1934, reference is made to the document previously filed with the Commission which is incorporated herein by reference.

10.4     (a)      Senior Subordinated Note Purchase and Guaranty Agreement
                  dated as of September 15, 1989 among Tele-Media Company of
                  Mid-America, L.P., a Delaware limited Partnership
                  ("Tele-Media"), as Issuer and the Registrant, Phoenix Leasing
                  Incorporated and CMS TM Mezzanine, L.P. as Purchasers. Filed
                  as Exhibit 10.8(a) to the Registrant's Annual Report on Form
                  10-K for the year ended December 31, 1989.*

         (b) Senior Subordinated Note No. 1 in the principal sum of $6 million, dated September 29, 1989 between Tele-Media as Debtor and the Registrant as Holder. Filed as Exhibit 10.8(b) to the Registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1989.*

         (c) Contingent Payment Agreement dated as of September 15, 1989 between Tele-Media as Debtor and the Registrant as Holder.
                  Filed as Exhibit 10.8(c) to the Registrant's Annual Report on
                  Form 10-K for the year ended December 31, 1989.*

10.5     (a)      Debenture Purchase Agreement dated as of January 8, 1990
                  between the Registrant as Purchaser and Vista/Narragansett
                  Cable, L.P., a Delaware limited partnership ("Vista"), as
                  Debtor. Filed as Exhibit 10.9(a) to the Registrant's Annual
                  Report on Form 10-K for the year ended December 31, 1989.*

         (b)      Debenture in the principal sum of $ 6.8 million dated January
                  8, 1990 between Vista as Debtor and the Registrant as Purchaser. Filed as Exhibit 10.9(b) to the Registrant's Annual
                  Report on Form 10-K for the year ended December 31, 1989.*

         (c) Contingent Interest Certificate between Vista as Debtor and the Registrant as Purchaser. Filed as Exhibit 10.9(c) to the Registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1989.*

         (d)      Amendment No. 1 to Debenture Purchase Agreement, dated as of
                  March 15, 1993, by and between Vista/Narragansett Cable, L.P.
                  and Registrant. Filed as Exhibit 10.1(a) to the Registrant's
                  Quarterly Report on Form 10-Q for the quarter ended March 31,
                  1993.*

         (e) Restated Debenture, dated March 15, 1993, in the principal amount of $9,047,786 between Vista/Narragansett Cable, L.P. as Debtor and the Registrant as Purchaser. Filed as Exhibit
                  10.1(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.*

         (f)      Restated Contingent Interest Certificate between
                  Vista/Narragansett Cable, L.P. as Debtor and the Registrant as
                  Purchaser. Filed as Exhibit 10.1(c) to the Registrant's
                  Quarterly Report on Form 10-Q for the quarter ended March 31,
                  1993.*

---------------
* Not filed herewith. In accordance with Rule 12b-32 of the General Rules and Regulations under the Securities Exchange Act of 1934, reference is made to the document previously filed with the Commission which is incorporated herein by reference.

         (g) Security Agreement, dated as of March 15, 1993, by and between Vista/Narragansett Cable, L.P. as Debtor and the Registrant as the Secured Party. Filed as Exhibit 10.1(d) to the
                  Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.*

         (h) Contingent Management Agreement, dated as of March 15, 1993, by and between Vista/Narragansett Cable, L.P. and the Registrant. Filed as Exhibit 10.1(e) to the Registrants
                  Quarterly Report on Form 10-Q for the quarter ended March 31,
                  1993.*

         (i)      Amended and Restated Intercreditor and Subordination
                  Agreement, dated as of March 15, 1993, by and between Registrant, Fleet National Bank and Vista/Narragansett Cable,
                  L.P. Filed as Exhibit 10.1(f) to the Registrant's Quarterly
                  Report on Form 10-Q for the quarter ended March 31, 1993.*

10.6     (a)      Promissory Note, dated December 31, 1992, in the principal amount of $6,000,000 between Cablevision Systems Services
                  Corporation, a New York corporation, ("Cablevision") as Debtor and the Registrant as Holder. Filed as Exhibit 10.6(a) to the
                  Registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1992.*

         (b) Promissory Note, dated December 31, 1992, in the principal amount of $1,232,769 between Cablevision as Debtor and the Registrant as Holder. Filed as Exhibit 10.6(b) to the
                  Registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1992.*

         (c)      Termination Agreement, dated as of December 31, 1992, among
                  Registrant, Cablevision, Cablevision Systems Company,
                  Cablevision of Chicago and Charles F. Dolan. Filed as Exhibit
                  10.6(c) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.*

         (d) Irrevocable Standby Letter of Credit, dated February 4, 1993, between Bank of Montreal as Issuer and Registrant as Beneficiary. Filed as Exhibit 10.6(d) to the Registrant's
                  Annual Report on Form 10-K for the year ended December 31,
                  1992.*

10.7     (a)      Senior Subordinated Note Purchase and Guaranty Agreement,
                  dated as of April 28, 1993, between the Registrant, Tele-Media
                  Broadcasting Company of America, Robert E. Tudek and Everett
                  I. Mundy. Filed as Exhibit 10.2(a) to the Registrant's
                  Quarterly Report on Form 10-Q for the quarter ended March 31,
                  1993.*

         (b)      Senior Subordinated Note No. 1, dated April 28, 1993, between
                  Tele-Media Broadcasting Company of America as Debtor and
                  Registrant as Purchaser. Filed as Exhibit 10.2(b) to the
                  Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.*


-----------------
* Not filed herewith. In accordance with Rule 12b-32 of the General Rules and Regulations under the Securities Exchange Act of 1934, reference is made to the document previously filed with the Commission which is incorporated herein by reference.

         (c) Pledge and Security Agreement, dated as of April 28, 1993, by and between Tele-Media Broadcasting Company of America and Registrant. Filed as Exhibit 10.2(c) to the Registrant's
                  Quarterly Report on Form 10-Q for the quarter ended March 31,
                  1993.*

         (d)      Stock Pledge Agreement, dated as of April 28, 1993, between
                  Robert E. Tudek and Everett I. Mundy as Pledgors and
                  Registrant as Purchaser. Filed as Exhibit 10.2(d) to the
                  Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.*

         (e) Mortgage and Security Agreement, dated as of April 28, 1993, by and between Tele-Media Broadcasting Company of America and Registrant for the Premises at Ipswitch Street, Town of
                  Johnston, County of Providence, State of Rhode Island. Filed as Exhibit 10.2(e) to the Registrant's Quarterly Report on
                  Form 10-Q for the quarter ended March 31, 1993.*

         (f) Mortgage and Security Agreement, dated as of April 28, 1993, by and between Tele-Media Broadcasting Company of America and Registrant for the Premises at 1520 Wampanoag Trail, City of
                  East Providence, County of Providence, State of Rhode Island.
                  Filed as Exhibit 10.2(f) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.*

         (g)      Consent and Recognition, dated as of April 28, 1993, between
                  Tele-Media Broadcasting Company of America, Capital
                  Cities/ABC, Inc. and Registrant. Filed as Exhibit 10.2(g) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.*

11.1              Statement of Computation of Net Investment Income per Limited
                  Partnership Unit.

20.1              Report Furnished to Securities Holders.


---------------------
* Not filed herewith. In accordance with Rule 12b-32 of the General Rules and Regulations under the Securities Exchange Act of 1934, reference is made to the document previously filed with the Commission which is incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated:  March 27, 1996

          KAGAN MEDIA PARTNERS, L.P.

          By:  KAGAN MEDIA CAPITAL INC.
                  its Managing General Partner

                  By:    /s/ Paul F. Kagan
                         --------------------------------
                         Name:   Paul F. Kagan
                         Title:  President and Director

                  By:    /s/ Norman Glaser
                         --------------------------------
                         Name:   Norman Glaser
                         Title:  Vice President, Chief Financial
                                 Officer and Director

          By:     MEZZANINE CAPITAL CORPORATION
                         its Administrative General Partner

                  By:    /s/ Gerald F. Goertz, Jr.
                         --------------------------------
                         Name:   Gerald F. Goertz, Jr.
                         Title:  President and Director

                  By:    /s/ Joseph P. Ciavarella
                         --------------------------------
                         Name:   Joseph P. Ciavarella
                         Title:  Vice President, Secretary, Treasurer and Chief
                                 Financial and Accounting Officer


          By:     ROCHELLE B. KING
                         Independent General Partner

                         /s/ Rochelle B. King
                         --------------------------------

          By:     SCOTT N. LEDBETTER
                         Independent General Partner

                         /s/ Scott N. Ledbetter
                         --------------------------------

          By:     ROD WARNER
                         Independent General Partner

                         /s/ Rod Warner
                         --------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 1996.


        Signature                       Title
        ---------                       -----

/s/ Paul F. Kagan                       President and Director of
-------------------------
Paul F. Kagan                           Kagan Media Capital Inc.


/s/ Norman Glaser                       Vice President, Chief Financial
-------------------------
Norman Glaser                           Officer and Director of
                                        Kagan Media Capital Inc.


/s/ Gerald F. Goertz, Jr.               President and Director of
-------------------------
Gerald F. Goertz, Jr.                   Mezzanine Capital Corporation



/s/ Clifford B. Wattley                 Vice President, Assistant
-------------------------
Clifford B. Wattley                     Secretary and Director of
                                        Mezzanine Capital Corporation


/s/ Stephen R. Dyer                     Vice President, Assistant
-------------------------
Stephen R. Dyer                         Secretary and Director of
                                        Mezzanine Capital Corporation

                                 EXHIBIT INDEX

Exhibit No.                             Description                                Pages
-----------       --------------------------------------------------------------   -----
3.1               Amended and Restated Agreement of Limited Partnership of Kagan     *
                  Media Partners, L.P., dated July 21, 1989. (Incorporated by
                  Reference.)

10.1              Investor Advisory Agreement, dated July 21, 1989 between Kagan     *
                  Media Partners, L.P. and Kagan Media Capital Inc.
                  (Incorporated by Reference.)

10.2              Custody Agreement, dated July 21, 1989, between Kagan Media        *
                  Partners, L.P. and FirsTier Bank, N.A. (Incorporated by
                  Reference.)

10.3              Transfer Agent Agreement, dated July 21, 1989, between Kagan
                  Media Partners, L.P., PaineWebber Media Inc. and Service Data
                  Corporation. (Incorporated by Reference.)

10.4     (a)      Senior Subordinated Note Purchase and Guaranty Agreement           *
                  dated as of September 15, 1989 among Tele-Media Company of
                  Mid-America, L.P., a Delaware limited Partnership
                  ("Tele-Media"), as Issuer and the Registrant, Phoenix Leasing
                  Incorporated and CMS TM Mezzanine, L.P. as Purchasers.
                  (Incorporated by Reference.)

         (b)      Senior Subordinated Note No. 1 in the principal sum of $6          *
                  million, dated September 29, 1989 between Tele-Media as Debtor and the Registrant as Holder. (Incorporated by Reference.)

         (c) Contingent Payment Agreement dated as of September 15, 1989 between Tele-Media as Debtor and the Registrant as Holder.
                  (Incorporated by Reference.)

10.5     (a)      Debenture Purchase Agreement dated as of January 8, 1990           *
                  between the Registrant as Purchaser and Vista/Narragansett
                  Cable, L.P., a Delaware limited partnership ("Vista"), as
                  Debtor. (Incorporated by Reference.)

         (b)      Debenture in the principal sum of $ 6.8 million dated January
                  8, 1990 between Vista as Debtor and the Registrant as Purchaser. (Incorporated by Reference.)

         (c) Contingent Interest Certificate between Vista as Debtor and the Registrant as Purchaser. (Incorporated by Reference.)

         (d)      Amendment No. 1 to Debenture Purchase Agreement, dated as of       *
                  March 15, 1993, by and between Vista/Narragansett Cable, L.P.
                  and Registrant. (Incorporated by Reference.)

         (e)      Restated Debenture, dated March 15, 1993, in the principal         *
                  amount of $9,047,786 between Vista/Narragansett Cable, L.P. as
                  Debtor and the Registrant as Purchaser. (Incorporated by
                  Reference.)

         (f)      Restated Contingent Interest Certificate between                   *
                  Vista/Narragansett Cable, L.P. as Debtor and the Registrant as
                  Purchaser. (Incorporated by Reference.)

         (g)      Security Agreement, dated as of March 15, 1993, by and between     *
                  Vista/Narragansett Cable, L.P. as Debtor and the Registrant as
                  the Secured Party. (Incorporated by Reference.)

         (h)      Contingent Management Agreement, dated as of March 15, 1993,       *
                  by and between Vista/Narragansett Cable, L.P. and the
                  Registrant. (Incorporated by Reference.)

         (i)      Amended and Restated Intercreditor and Subordination               *
                  Agreement, dated as of March 15, 1993, by and between
                  Registrant, Fleet National Bank and Vista/Narragansett Cable,
                  L.P. (Incorporated by Reference.)

10.6     (a)      Promissory Note, dated December 31, 1992, in the principal         *
                  amount of $6,000,000 between Cablevision Systems Services
                  Corporation, a New York corporation, ("Cablevision") as Debtor and the Registrant as Holder. (Incorporated by Reference.)

         (b)      Promissory Note, dated December 31, 1992, in the principal         *
                  amount of $1,232,769 between Cablevision as Debtor and the
                  Registrant as Holder. (Incorporated by Reference.)

         (c)      Termination Agreement, dated as of December 31, 1992, among        *
                  Registrant, Cablevision, Cablevision Systems Company,
                  Cablevision of Chicago and Charles F. Dolan. (Incorporated by
                  Reference.)

         (d)      Irrevocable Standby Letter of Credit, dated February 4, 1993,      *
                  between Bank of Montreal as Issuer and Registrant as
                  Beneficiary. (Incorporated by Reference.)

10.7     (a)      Senior Subordinated Note Purchase and Guaranty Agreement,          *
                  dated as of April 28, 1993, between the Registrant, Tele-Media
                  Broadcasting Company of America, Robert E. Tudek and Everett
                  I. Mundy. (Incorporated by Reference.)

         (b)      Senior Subordinated Note No. 1, dated April 28, 1993, between      *
                  Tele-Media Broadcasting Company of America as Debtor and
                  Registrant as Purchaser. (Incorporated by Reference.)

         (c)      Pledge and Security Agreement, dated as of April 28, 1993, by      *
                  and between Tele-Media Broadcasting Company of America and
                  Registrant. (Incorporated by Reference.)

         (d)      Stock Pledge Agreement, dated as of April 28, 1993, between        *
                  Robert E. Tudek and Everett I. Mundy as Pledgors and
                  Registrant as Purchaser. (Incorporated by Reference.)

         (e)      Mortgage and Security Agreement, dated as of April 28, 1993,       *
                  by and between Tele-Media Broadcasting Company of America and
                  Registrant for the Premises at Ipswitch Street, Town of
                  Johnston, County of Providence, State of Rhode Island.
                  (Incorporated by Reference.)

         (f)      Mortgage and Security Agreement, dated as of April 28, 1993,       *
                  by and between Tele-Media Broadcasting Company of America and
                  Registrant for the Premises at 1520 Wampanoag Trail, City of
                  East Providence, County of Providence, State of Rhode Island.
                  (Incorporated by Reference.)

         (g)      Consent and Recognition, dated as of April 28, 1993, between       *
                  Tele-Media Broadcasting Company of America, Capital
                  Cities/ABC, Inc. and Registrant. (Incorporated by Reference.)

11.1              Statement of Computation of Net Investment Income per Limited
                  Partnership Unit.

20.1              Report Furnished to Securities Holders.

----------------
* See Item 14(c) for statement of location of exhibits incorporated by reference.