Form 10-Q
KAGAN MEDIA PARTNERS L P
filed 1996-05-20
CIK 842893

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

(Mark One)

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended   March 31, 1996

                                       OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                       to
                               ----------------------  ------------------------

Commission file number       0-17507
                      ---------------------------------------------------------

                           Kagan Media Partners, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                   22-2931567
       -----------------------                       -------------------
       (State of organization)                         (IRS Employer
                                                     Identification No.)

        126 Clock Tower Place
         Carmel, California                                 93923
        ---------------------                            ----------
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
                                              ---   ---

                           KAGAN MEDIA PARTNERS, L.P.
                      QUARTERLY REPORT ON FORM 10-Q FOR THE
                          QUARTER ENDED MARCH 31, 1996

                                TABLE OF CONTENTS

                                                                                                  Page
                                                                                                  ----
  Part I.         FINANCIAL INFORMATION

                  Item 1.   Financial Statements                                                    2

                             Schedule of Investments -
                             March 31, 1996 (unaudited)                                             2

                             Statements of Assets and Liabilities -
                             March 31, 1996 and December 31, 1995
                             (unaudited)                                                            4

                             Statements of Operations for the three
                             months ended March 31, 1996 and 1995
                             (unaudited)                                                            5


                             Statements of Cash Flows for the nine
                             months ended March 31, 1996 and 1995
                             (unaudited)                                                            6

                             Statements of Changes in Net Assets for the three
                             months ended March 31, 1996 and for the year ended
                             December 31, 1995
                             (unaudited)                                                            7

                             Selected Per Unit Data and Ratios (unaudited)                          8

                             Notes to Financial Statements (unaudited)                              9

                  Item 2.    Management's Discussion and Analysis
                             of Financial Condition and Results of
                             Operations                                                            13

  Part II.        OTHER INFORMATION

                  Item 6.    Exhibits and Reports on Form 8-K                                      17

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           KAGAN MEDIA PARTNERS, L.P.

                             SCHEDULE OF INVESTMENTS

                                 MARCH 31, 1996
                                 --------------
                                   (UNAUDITED)

PRINCIPAL
AMOUNT/
TOTAL                                                INVESTMENT                 AMORTIZED                                % OF
SHARES            INVESTMENT                            DATE                       COST          VALUE                INVESTMENTS
------            ----------                            ----                       ----          -----                -----------
PARTICIPATING DEBT INVESTMENT
IN MANAGED COMPANY:

$6,000,000        Tele-Media Company
                  of Mid-America, L.P.,
                  14.0% Senior Subordinated
                  Notes due 9/30/01(1)

                                                     October 1989               $6,029,177     $3,400,000                61.7%
                                                                                ----------     ----------                ----

         TOTAL PARTICIPATING DEBT
         INVESTMENT IN MANAGED
         COMPANY (50.5 % of net assets)                                          6,029,177      3,400,000                61.7%
                                                                                ----------     ----------                ----



                   The accompanying notes are an integral part
                          of these financial statements



-----------------------------
(1) The notes also bear contingent and/or participating interest to be computed under specified formulas. The accrual of interest on these notes was discontinued by the Partnership effective October 1, 1993.

                           KAGAN MEDIA PARTNERS, L.P.

                                 MARCH 31, 1996
                                 --------------
                                   (UNAUDITED)

Principal
Amount/                                                       Investment            Amortized                       % of Total
Shares                   Investment                              Date                 Cost           Value          Investments
------                   ----------                              ----                 ----           -----          -----------
HIGH-YIELD DEBT INVESTMENTS
IN NON-MANAGED COMPANIES:

$1,000,000               Comcast Corporation,
                         10.25% Senior
                         Subordinated Debentures
                         due 10/15/01                         April 1992            1,003,470        1,055,000          19.2%

$  790,000               Century Communications
                         Corporation , 11.875%
                         Senior Subordinated
                         Debentures Due 10/15/03              March 1993              891,955          851,225          15.5%
                                                                                  -----------      -----------      --------

                  TOTAL HIGH-YIELD DEBT
                  INVESTMENTS IN NON-MANAGED
                  COMPANIES (28.3% of net assets)                                   1,895,425        1,906,225          34.7%
                                                                                  -----------      -----------        ------

EQUITY INVESTMENTS
IN NON-MANAGED COMPANIES:

8,00 sh..                Tele-Communications, Inc.,
                         Class A Common Stock*                August 1993             145,733          148,000           2.7%

2,000 sh.                Tele-Communications, Inc.,
                         New Liberty Media Group Series A
                         Class A Common Stock*                August 1995              45,017           52,250            .9%
                                                                                 ------------      -----------        ------

                  TOTAL EQUITY INVESTMENTS
                  IN NON-MANAGED COMPANIES
                  (3.0% of net assets)                                                190,750          200,250           3.6%
                                                                                  -----------      -----------        ------

                  TOTAL INVESTMENTS (81.8%
                  of net assets)                                                   $8,115,352       $5,506,475         100.0%
                                                                                   ==========       ==========        ======

---------------------
*Non-income producing security.

                           KAGAN MEDIA PARTNERS, L.P.

                      STATEMENTS OF ASSETS AND LIABILITIES

                      MARCH 31, 1996 AND DECEMBER 31, 1995
                                   (UNAUDITED)

  ASSETS:                                                   1996             1995
                                                            ----             ----
     Investments -
       Participating debt investment in managed
         company, at value (amortized cost -
         $6,029,177 and $6,030,073, respectively)        $3,400,000      $ 3,400,000

       High-yield debt investments in non-managed
         companies, at value (amortized cost -
         $1,895,425 and $1,897,840, respectively)         1,906,225        1,927,275
       Equity investments in non-managed companies,
         at market value (cost - $190,750)                  200,250          212,500
                                                         ----------      -----------
            Total investments                             5,506,475        5,539,775
     Cash and cash equivalents                            1,201,479        6,144,423
     Accrued interest receivable                             94,952           46,709
     Prepaid insurance                                       21,512           39,795
                                                         ----------      -----------
       Total assets                                      $6,824,418      $11,770,702
                                                         ==========      ===========

  LIABILITIES:

     Accounts payable and accrued expenses               $   38,995      $    45,698
     Investment advisory fees payable                        26,383           25,126
     Independent General Partners' fees payable              14,375           14,375
     Distributions payable to partners                       14,726        4,908,743
                                                         ----------      -----------
       Total liabilities                                     94,479        4,993,942
                                                         ----------      -----------

  NET ASSETS:

     Operating General Partners                             581,835          582,303
     Limited Partners (equivalent to $4.43
       and $4.46, respectively, per limited
       partnership unit based on 1,388,473
       units outstanding)                                 6,148,104        6,194,457
                                                         ----------      -----------
         Net assets                                       6,729,939        6,776,760
                                                         ----------      -----------
            Total liabilities and net assets             $6,824,418      $11,770,702
                                                         ==========      ===========

                   The accompanying notes are an integral part
                          of these financial statements

                           KAGAN MEDIA PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)

                                                                 1996            1995
                                                               ---------       --------
  INVESTMENT INCOME:

     Income:

       Interest, net                                           $  91,492       $171,882
                                                               ---------       --------

         Total investment income                                  91,492        171,882
                                                               ---------       --------

     Expenses:

       Investment advisory fees (Note 2)                          26,383         25,127
       Independent General Partner fees (Note 4)                  18,750         18,750
       Insurance expense                                          18,283         20,712
       Professional fees                                          24,000         26,000
       General and administrative expenses                        20,908         16,413
                                                               ---------       --------
         Total expenses                                          108,324        107,002
                                                               ---------       --------

  NET INVESTMENT (LOSS) INCOME                                   (16,832)        64,880

  UNREALIZED GAIN
     (LOSS) ON INVESTMENTS:

       Net (increase) decrease in unrealized depreciation
           of investments                                        (29,989)       822,001
                                                               ---------       --------


  NET (DECREASE) INCREASE IN NET ASSETS
      RESULTING FROM OPERATIONS                                $ (46,821)      $886,881
                                                               =========       ========



                   The accompanying notes are an integral part
                         of these financial statements.

                           KAGAN MEDIA PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)

                                                                                       1996              1995
                                                                                    -----------       -----------
  CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (decrease) increase in net assets resulting from operations                   $   (46,821)      $   886,881
                                                                                    -----------       -----------
        Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
             Amortization of discounts and premiums on investments                        3,311           (98,936)
             Increase in accrued interest receivable                                    (48,243)          (46,298)
             Decrease in prepaid insurance                                               18,283            20,712
             (Decrease) increase in accounts payable and accrued expenses                (6,703)           17,140
             Increase in investment advisory fees payable                                 1,257             1,197
             Net increase (decrease) in unrealized depreciation of investments           29,989          (822,001)
                                                                                    -----------       -----------
             Total adjustments                                                           (2,106)         (928,186)
                                                                                    -----------       -----------
        Net cash used in operating activities                                           (48,927)          (41,305)
                                                                                    -----------       -----------


  CASH FLOWS FROM FINANCING ACTIVITIES:
        Cash distributions paid to partners                                          (4,894,017)         (957,256)
                                                                                    -----------       -----------
        Net cash used in financing activities                                        (4,894,017)         (957,256)
                                                                                    -----------       -----------

  NET DECREASE IN CASH AND CASH EQUIVALENTS                                          (4,942,944)         (998,561)

  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    6,144,423         2,325,407
                                                                                    -----------       -----------

  CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $ 1,201,479       $ 1,326,846
                                                                                    ===========       ===========



                   The accompanying notes are an integral part
                         of these financial statements.

                           KAGAN MEDIA PARTNERS, L.P.

                       STATEMENTS OF CHANGES IN NET ASSETS

                    FOR THE THREE MONTHS ENDED MARCH 31, 1996

                    AND FOR THE YEAR ENDED DECEMBER 31, 1995
                                   (UNAUDITED)

                                                                                  1996              1995
                                                                              -----------       ------------
  (Decrease) increase in net assets resulting from operations:
       Net investment loss income                                             $   (16,832)      $     68,818
       Net realized loss on investments                                              --           (3,236,259)
       Net (increase) decrease in unrealized depreciation of investments          (29,989)         3,623,448
                                                                              -----------       ------------
       Net (decrease) increase in net assets resulting from
          operations                                                              (46,821)           456,007

  Distributions to partners from:
       Net cash from operations                                                      --             (899,961)
       Net cash from capital transactions                                            --           (4,008,782)
       Total decrease in net assets                                               (46,821)        (4,452,736)

  Net assets:

       Beginning of period                                                      6,776,760         11,229,496
                                                                              -----------       ------------

       End of period, including undistributed net investment
       income of $220,101 and $236,933, respectively                          $ 6,729,939       $  6,776,760
                                                                              ===========       ============


                   The accompanying notes are an integral part
                         of these financial statements.

                           KAGAN MEDIA PARTNERS, L.P.

                        SELECTED PER UNIT DATA AND RATIOS

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)

                                                                1996                           1995
                                                                ----                           ----
Per Unit Data:

Investment income                                            $      .07                     $      .12
Expenses                                                           (.08)                          (.08)
                                                             ----------                     ----------
     Net investment (loss) income                                  (.01)                           .04

     Net (increase) decrease in unrealized
     depreciation of investments                                   (.02)                           .59
                                                             ----------                     ----------
     Net (decrease) increase in net asset value                    (.03)                           .63

         Net asset value at beginning of period                    4.46                           7.64
                                                             ----------                     ----------
         Net asset value at end of period                    $     4.43                     $     8.27
                                                             ==========                     ==========

Ratios (annualized):

Ratio of expenses to average net assets                            6.42%                          3.67%

Ratio of net investment income to average net
assets                                                               -- (1)                       5.89%

Number of limited partnership units at end of
period                                                        1,388,473                      1,388,473

(1)  Net investment loss was reported for the period.

                   The accompanying notes are an integral part
                          of these financial statement

                           KAGAN MEDIA PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1996
                                   (UNAUDITED)

1. GENERAL

The accompanying unaudited interim financial statements include all adjustments (including normal recurring adjustments) which are, in the opinion of the General Partners, necessary to fairly present the financial position of the Partnership as of March 31, 1996 and the results of its operations, changes in net assets and its cash flows for the three months then ended.

These financial statements should be read in conjunction with the Significant Accounting Policies and other Notes to Financial Statements included in the Partnership's annual audited financial statements for the year ended December 31, 1995.

2. INVESTMENT ADVISORY AND ANALYSIS FEES

As the Partnership's principal Investment Adviser, the Managing General Partner is responsible for the identification of investments and all other investment advisory services necessary for the operation of the Partnership in carrying out its investment objectives and policies. As compensation for its services, the Investment Adviser receives an annual investment advisory fee which initially was $75,000, escalating by an amount equal to 5% of the prior year's annual fee in each calendar year. The investment advisory fee to be paid for the year ended December 31, 1996 will be $105,532. The investment advisory fee attributable to the three months ended March 31, 1996 of $26,383 has been charged to operations.

The Investment Adviser also receives an investment analysis fee equal to 0.75% of the amount invested by the Partnership in senior-participation instruments, as consideration for structuring, due diligence and financial analysis in connection with an investment. There were no investment analysis fees paid during the three months ended March 31, 1996.

3. INDEPENDENT GENERAL PARTNER FEES

As compensation for services rendered to the Partnership, each of the three Independent General Partners receives a fee of $6,250 per quarter, plus out-of-pocket expenses. Fees for the three months ended March 31, 1996 totaled $18,750.

4. VISTA/NARRAGANSETT SALE

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

   The proceeds received from the Vista/Narragansett sale represented substantially all of the distributions declared to partners at December 31, 1995 and paid in February 1996.

5. TM-MA INVESTMENT

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

   As of December 31, 1993, TM-MA was in default under its senior debt instruments. As a result of this default, the senior lenders to TM-MA blocked payment to the Partnership of the interest due on the Partnership's participating debt investment at December 31, 1993. Consequently, the Partnership stopped accruing interest on the notes, effective October 1, 1993. A balance of $210,000 remained outstanding at such date.

   In the fourth quarter of 1995, negotiations for the sale of the assets of TM-MA to an unaffiliated joint venture were completed in principle (TM-MA Sale Agreement). Under the terms of the TM-MA Sale Agreement, the Partnership would be entitled receive approximately $3,400,000 for its senior participation instrument, which is significantly less than the principal amount of such instrument. As of February 29, 1996, the TM-MA Sale Agreement was amended. Pursuant to this amendment, the closing under the agreement may occur as late as September 30, 1996. The TM-MA Sale Agreement is subject to numerous conditions. In addition, Phoenix Leasing Corporation, a subordinated lender that owns a subordinated note similar to the Partnership's senior participation instrument, has commenced suit against TM-MA to collect the obligations owed by TM-MA to Phoenix Leasing Corporation. It is impossible to predict the outcome of any legal proceedings and its impact on this or any proposed sale. In light of the foregoing, there can be no assurance that the transaction contemplated by the TM-MA Sale Agreement can be consummated on schedule or at all. In October 1995, certain equity interests filed a lawsuit opposing the TM-MA Sale Agreement and are seeking, among other things, to have a receiver appointed to administer TM-MA's assets. TM-MA has advised the Partnership that it believes that this lawsuit is without merit. TM-MA is attempting to negotiate a resolution with the equity interests, and, absent a successful resolution, TM-MA has advised the Partnership that it is prepared to make a prepackaged filing under Chapter 11 of the U.S. Bankruptcy Code to facilitate the timely consummation of the TM-MA Sale Agreement. During 1995, the Partnership recorded unrealized depreciation of its investment in TM-MA of $641,754, which represented the difference between the sum of the carrying value of the investment ($4,045,000), adjusted for amortization and the estimated value of the Partnership's interests based upon the TM-MA Sale Agreement. In addition, the Partnership realized a loss of $210,000 to recognize the write-off of the interest receivable previously accrued.

6. LITIGATION

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

   Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber and its affiliates, including the Administrative General Partner, could be entitled to indemnification from the Partnership for expenses and liabilities in connection with these cases. The General Partners are unable to determine the impact of these actions on the Partnership's financial statements, taken as a whole.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1996, the Partnership held one subordinated debt investment in a managed company with an amortized cost of approximately $6 million, two high-yield debt investments in non-managed companies with amortized cost of approximately $1.9 million, and equity investments in two non-managed companies with a cost of approximately $0.2 million.

Of these investments remaining, only the high yield debt investments in non-managed companies (Comcast Corporation and Century Communications Corporation), which represent approximately 23% of the remaining investment portfolio on an amortized cost basis (approximately 35% of the remaining portfolio based upon the March 31, 1996 valuation), generate current investment income. On an annualized basis, this income is less than the Partnership's current level of operating costs.

   At March 31, 1996, the Partnership's cash of $1,201,479 was primarily invested in short-term US Government Securities. Accrued interest receivable increased $48,243 from $46,709 at December 31, 1995 to $94,952 at March 31, 1996. This increase was due to the timing of the semi-annual interest payments (paid in April 1996) relating to the Comcast Corp. and Century Communication high yield debt investments held by the Partnership.

   The Partnership will not make any additional investments other than temporary investments of its working capital in short term US government securities. The General Partners believe that the working capital reserves, together with the interest income currently being generated, are sufficient to fund operating expenses for the foreseeable future.

   While the Partnership must be terminated no later than July 21, 2001 (subject to the approval of a majority of the Limited Partners' interests, if such approval is required under the Investment Company Act of 1940), it was originally anticipated that the Partnership would be liquidated in 1998 or 1999. In December 1995, the Partnership liquidated its investments in Vista/Narragansett Cable, L.P. and Multimedia, Inc. The amounts received composed substantially all of the distribution declared at December 31, 1995, which was paid in February 1996. Additionally, Tele-Media Company of Mid America, L.P. entered into an agreement for the sale of its assets to a third party, which if consummated, would accelerate the liquidation of the Partnership's interests.

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

As of year-end 1993, TM-MA was in default under its senior debt instruments. As a result of this default, the senior lenders to TM-MA blocked payment to the Partnership of the interest due on the Partnership's participating debt investment at December 31, 1993. Consequently, the Partnership stopped accruing interest on the notes, effective October 1, 1993. $210,000 of accrued interest receivable was reflected on the Partnership's Statement of Assets and Liability at December 31, 1994.

   In the fourth quarter of 1995, negotiations for the sale of the assets of TM-MA to an unaffiliated joint venture were completed in principle (TM-MA Sale Agreement). Under the terms of the TM-MA Sale Agreement, the Partnership would be entitled receive approximately $3,400,000 for its senior participation instrument, which is significantly less than the principal amount of such instrument. As of February 29, 1996, the TM-MA Sale Agreement was amended. Pursuant to this amendment, the closing under the agreement may occur as late as September 30, 1996. The TM-MA Sale Agreement is subject to numerous conditions. There can be no assurance that the transaction contemplated by the TM-MA Sale Agreement can be consummated on schedule or at all. In October 1995, certain equity interests filed a lawsuit opposing the TM-MA Sale Agreement and are seeking, among other things, to have a receiver appointed to administer TM-MA's assets. TM-MA has advised the Partnership that it believes that this lawsuit is without merit. TM-MA is attempting to negotiate a resolution with the equity interests, and, absent a successful resolution, TM-MA has advised the Partnership that it is prepared to make a prepackaged filing under Chapter 11 of the U.S. Bankruptcy Code to facilitate the timely consummation of the TM-MA Sale Agreement. In addition, Phoenix Leasing Corporation, a subordinated lender that owns a subordinated note similar to the Partnership's senior participation instrument, has commenced suit against TM-MA to collect the obligations owed by TM-MA to Phoenix Leasing Corporation. It is impossible to predict the outcome of any legal proceedings and its impact on this or any proposed sale. During 1995, the Partnership recorded unrealized depreciation of its investment in TM-MA of $641,754, which represented the difference between the sum of the carrying value of the investment ($4,045,000), adjusted for amortization and the estimated value of the Partnership's interests based upon the TM-MA Sale Agreement ($3,400,000). In addition, the Partnership realized a loss of $210,000 to recognize the write-off of the interest receivable previously accrued.

RESULTS OF OPERATIONS

Investment Income and Expenses

The Partnership's investment income consists primarily of interest income earned from the various debt investments which are held by the Partnership. Major expenses consist of professional fees, the amortization of the deferred organization expenses (which is a non-cash expense), the investment advisory fee and Independent General Partners' fees. Professional fees consist of custodial, legal and audit fees.

1996 Compared to 1995

The Partnership's net investment (loss) income was $(16,832) for the quarter ended March 31, 1996 (the "1996 Quarter") as compared to net investment income of $64,880 for the quarter ended March 31, 1995 (the "1995 Quarter"). Interest Income was $91,492 in the 1996 Quarter as compared to $171,882 in the 1995 Quarter. The principal reason for the difference in net investment income and interest income was the accretion of interest income relating to the Vista/Narragansett investment in the 1995 Quarter. The investment was liquidated in December 1995 and thus no accretion was recognized in the 1996 Quarter.

Total expenses increased $1,322, or 1%, for the 1996 Quarter as compared to the 1995 Quarter which was consistent with the Partnership's level of operations.


Net Unrealized Appreciation of Investments

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

As of December 31, 1995, the Partnership had recorded net unrealized depreciation of $2,578,888. During the three months ended March 31, 1996, the Partnership recorded net additional unrealized depreciation of $29,989. Therefore, at March 31, 1996, the Partnership had recorded aggregate net unrealized depreciation of investments of $2,608,877.

The increase in unrealized depreciation of investments during the three months ended March 31, 1996 and the cumulative unrealized depreciation of investments as of March 31, 1996, consisted of the following components:

                UNREALIZED APPRECIATION / (DEPRECIATION) RECORDED

                                                      DURING THREE            CUMULATIVE
                                                      MONTHS ENDED              AS OF
                       INVESTMENT                    MARCH 31, 1996         MARCH 31, 1996
                       ----------                    --------------         --------------
  Tele-Media Mid-America Notes                         $       896           $(2,629,177)
  Comcast debentures                                       (24,885)               51,530
  Century Communications debentures                          6,250               (40,730)
  Tele-Communications, Inc. stock                          (11,000)                2,267
  Tele-Communication, Inc., New Liberty Media
  Group Series A common stock                               (1,250)                7,233
                                                       -----------           -----------
                                                       $   (29,989)          $(2,608,877)
                                                       ===========           ===========


The significant decrease in value of the Tele-Media Mid-America investment, since its acquisition, (for which market quotations are not readily available) reflects the value inherent in the Partnership's position based on the third party offer embodied in the TM-MA Agreement.

The Comcast, Century Communications, Tele-Communications, Inc. and Tele-Communications, Inc. New Liberty Medial Group Series A investments were valued based on market quotations which are readily available for these securities. These changes in value are reflective of changes in the public markets for cable related debt and equity securities during these periods.

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceeds


Item 6.    Exhibits and Reports on Form 8-K

           (a)    Exhibits and Reports to be filed:

                  Exhibit No.             Description
                  -----------             -----------

                         11.1 Statement of Computation of Net Investment Income Per Limited
                                          Partnership Unit.

                         20.1             Report Furnished to Securities
                                          Holders.

             (b)  The Partnership filed a report on Form 8K dated
                  February 29, 1996, to report December 31, 1995 limited partner Unit value.

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

                                   Kagan Media Partners, L.P.
                                   (Registrant)

                                   By:      Mezzanine Capital Corporation
                                            A General Partner



Dated:  May 10, 1996                        By:     /s/ Joseph P. Ciavarella
                                                    ------------------------
                                                    Joseph P. Ciavarella
                                                    Vice President, Secretary
                                                    and Chief Financial and
                                                    Accounting Officer

                                  EXHIBIT INDEX

    Exhibit No.            Description
    -----------            -----------

         11.1 Statement of Computation of Net Investment Income Per Limited Partnership Unit.

         20.1              Report Furnished to Securities Holders.

         27                Financial Data Schedule