Form 10-Q
period 1996-06-30
KAGAN MEDIA PARTNERS L P
filed 1996-08-14
CIK 842893

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


(Mark One)

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


For the fiscal year ended June 30, 1996


                                       OR


|_|     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


For the transition period from ____________________ to _________________________


Commission file number 0-17507


                           Kagan Media Partners, L.P.
             (Exact name of registrant as specified in its charter)



         Delaware                                            22-2931567
  (State of organization)                                  (IRS Employer
                                                         Identification No.)



  126 Clock Tower Place
    Carmel, California                                          93923
  (Address of principal                                      (Zip Code)
    executive offices)



        Registrant's telephone number, including area code (408) 624-1536


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

                            Kagan Media Partners, LP
                      Quarterly Report on Form 10-Q for the
                           Quarter Ended June 30, 1996

                                Table of Contents
                                -----------------

                                                                             Page
                                                                             ----
Part I.   FINANCIAL INFORMATION

          Item 1.    Financial Statements                                     2

                     Schedule of Investments -
                     June 30, 1996 (unaudited)                                3

                     Statements of Assets and Liabilities -
                     June 30, 1996 and December 31, 1995
                     (unaudited)                                              5

                     Statements of Operations for the three
                     months ended June 30, 1996 and 1995
                     (unaudited)                                              6

                     Statements of Operations for the six
                     months ended June 30, 1996 and 1995
                     (unaudited)                                              7

                     Statements of Cash Flows for the six
                     months ended June 30, 1996 and 1995
                     (unaudited)                                              8

                     Statements of Changes in Net Assets for the six
                     months ended June 30, 1996 and for the year ended
                     December 31, 1995
                     (unaudited)                                              9

                     Selected Per Unit Data and Ratios (unaudited)           10

                     Notes to Financial Statements (unaudited)               11

          Item 2.    Management's Discussion and Analysis
                     of Financial Condition and Results of
                     Operations                                              15

Part II.  OTHER INFORMATION

          Item 1     Legal Proceedings                                       19
          Item 6.    Exhibits and Reports on Form 8-K                        20

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                           KAGAN MEDIA PARTNERS, L.P.

                             SCHEDULE OF INVESTMENTS

                                  June 30, 1996
                                   (unaudited)

Principal
Amount/
Total                                                Investment               Amortized                            % of
Shares            Investment                            Date                    Cost             Value         Investments
- ------            ----------                         ----------               ---------          -----         -----------
PARTICIPATING DEBT INVESTMENT
IN MANAGED COMPANY:

$6,000,000        Tele-Media Company
                  of Mid-America, L.P.,
                  14.0% Senior Subordinated
                  Notes due 9/30/01(1)*
                                                     October 1989             $6,028,280      $3,400,000          62.0%
                                                                              ----------      ----------          ----

         TOTAL PARTICIPATING DEBT
         INVESTMENT IN MANAGED
         COMPANY (51.0% of net assets)                                         6,028,280       3,400,000          62.0%
                                                                              ----------      ----------          ----


                   The accompanying notes are an integral part
                          of these financial statements

- ----------
1 The notes also bear contingent and/or participating interest to be computed under specifiec formulas. The accrual of interest on these notes was discontinued by the Partnership effective October 1, 1993.
*  Non-interest bearing security.

                           KAGAN MEDIA PARTNERS, L.P.

                                  JUNE 30, 1996
                                   (unaudited)

Principal
Amount/                                                       Investment            Amortized                           % of Total
Shares                   Investment                              Date                 Cost            Value             Investments
- ------                   ----------                           ----------            ---------         -----             -----------
HIGH-YIELD DEBT INVESTMENTS
IN NON-MANAGED COMPANIES:

$1,000,000               Comcast Corporation,
                         10.25% Senior
                         Subordinated Debentures
                         due 10/15/01                         April 1992            1,003,351        1,045,000               19.1%

$  790,000               Century Communications
                         Corporation, 11.875%
                         Senior Subordinated
                         Debentures Due 10/15/03              March 1993              889,601          841,350               15.3%
                                                                                   ----------       ----------              -----

                  TOTAL HIGH-YIELD DEBT
                  INVESTMENTS IN NON-MANAGED
                  COMPANIES (28.3% of net assets)                                   1,892,952        1,886,350               34.4%
                                                                                   ----------       ----------              -----

EQUITY INVESTMENTS
IN NON-MANAGED COMPANIES:

8,000 sh.                Tele-Communications, Inc.,
                         Class A Common Stock*                August 1993             145,733          144,000                2.6%

2,000 sh.                Tele-Communications, Inc.,
                         New Liberty Media Group Series A
                         Class A Common Stock*                August 1995              45,017           53,000                1.0%
                                                                                   ----------       ----------              -----

                  TOTAL EQUITY INVESTMENTS
                  IN NON-MANAGED COMPANIES
                  (2.9% of net assets)                                                190,750          197,000                3.6%
                                                                                   ----------       ----------              -----

                  TOTAL INVESTMENTS (82.2%
                  of net assets)                                                   $8,111,982       $5,483,350              100.0%
                                                                                   ==========       ==========              =====

- ----------
* Non-income producing security.

                           KAGAN MEDIA PARTNERS, L.P.

                      STATEMENTS OF ASSETS AND LIABILITIES

                       JUNE 30, 1996 AND DECEMBER 31, 1995
                                   (unaudited)

                                                          1996               1995
                                                       -----------   -----------
ASSETS:
   Investments -
     Participating debt investment in managed
       company, at value (amortized cost -
       $6,028,280 and $6,030,073, respectively)        $ 3,400,000   $ 3,400,000

     High-yield debt investments in non-managed
       companies, at value (amortized cost -
       $1,892,952 and $1,897,840, respectively)          1,886,350     1,927,275
     Equity investments in non-managed companies,
       at market value (cost - $190,750)                   197,000       212,500
                                                       -----------   -----------
          Total investments                              5,483,350     5,539,775
   Cash and cash equivalents                             1,227,429     6,144,423
   Accrued interest receivable                              45,292        46,709
   Prepaid insurance                                         3,229        39,795
                                                       -----------   -----------
     Total assets                                      $ 6,759,300   $11,770,702
                                                       ===========   ===========

LIABILITIES:

   Accounts payable and accrued expenses               $    35,808   $    45,698
   Investment advisory fees payable                         26,383        25,126
   Independent General Partners' fees payable               14,375        14,375
   Distributions payable to partners                        14,726     4,908,743
                                                       -----------   -----------
     Total liabilities                                      91,292     4,993,942
                                                       -----------   -----------

COMMITMENTS AND CONTINGENCIES (Notes 4, 5 and 6)

NET ASSETS:

   Operating General Partners                              581,215       582,303
   Limited Partners (equivalent to $4.38
     and $4.46, respectively, per limited
     partnership unit based on 1,388,473
     units outstanding)                                  6,086,793     6,194,457
                                                       -----------   -----------
       Net assets                                        6,668,008     6,776,760
                                                       -----------   -----------
     Total liabilities and net assets                  $ 6,759,300   $11,770,702
                                                       ===========   ===========

                   The accompanying notes are an integral part
                          of these financial statements

                           KAGAN MEDIA PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

                FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (unaudited)


                                                           1996         1995
                                                        ---------     ---------
INVESTMENT INCOME:

   Income:

   Interest, net                                        $  58,865     $ 166,652
                                                        ---------     ---------

       Total investment income                             58,865       166,652
                                                        ---------     ---------

   Expenses:

     Investment advisory fees (Note 2)                     26,383        25,127
     Independent General Partner fees (Note 3)             18,750        18,750
     Insurance expense                                     18,283        20,712
     Professional fees                                     15,365        10,000
     General and administrative expenses                   22,260        19,797
                                                        ---------     ---------

       Total expenses                                     101,041        94,386
                                                        ---------     ---------

NET INVESTMENT (LOSS) INCOME                              (42,176)       72,266
                                                        ---------     ---------

   REALIZED AND UNREALIZED (LOSS) GAIN
     ON INVESTMENTS:

     Net (decrease) increase in unrealized
       appreciation of investments                        (19,755)      260,966
                                                        ---------     ---------

       Net (loss) gain on investments                     (19,755)      260,966
                                                        ---------     ---------

NET (DECREASE) INCREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                            ($ 61,931)    $ 333,232
                                                        =========     =========


                   The accompanying notes are an integral part
                         of these financial statements.

                           KAGAN MEDIA PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (unaudited)

                                                            1996          1995
                                                         ---------     ---------
INVESTMENT INCOME:

   Income:

   Interest, net                                         $ 150,357    $  338,534
                                                         ---------    ----------

       Total investment income                             150,357       338,534
                                                         ---------    ----------

    Expenses:

        Investment advisory fees (Note 2)                   52,766        50,254
        Independent General Partner fees (Note 3)           37,500        37,500
        Insurance expense                                   36,566        41,424
        Professional fees                                   39,365        36,000
        General and administrative expenses                 43,168        36,210
                                                         ---------    ----------

        Total expenses                                     209,365       201,388
                                                         ---------    ----------

NET INVESTMENT (LOSS) INCOME                               (59,008)      137,146
                                                         ---------    ----------

REALIZED AND UNREALIZED (LOSS) GAIN
    ON INVESTMENTS:

        Net (decrease) increase in unrealized
         appreciation of investments                       (49,744)    1,082,976
                                                         ---------    ----------
        Net (loss) gain on investments                     (49,744)    1,082,976
                                                         ---------    ----------

NET (DECREASE) INCREASE IN NET ASSETS
RESULTING FROM OPERATIONS                                ($108,752)   $1,220,113
                                                         =========    ==========


                   The accompanying notes are an integral part
                         of these financial statements.

                           KAGAN MEDIA PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (unaudited)

                                                                             1996              1995
                                                                          ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (decrease) increase in net assets resulting from operations        $ (108,752)       $1,220,113
                                                                          ----------        ----------
     Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
       Amortization of discounts and premiums on investments                   6,681          (199,108)
       Decrease (increase) in accrued interest receivable                      1,417             3,619
       Decrease in prepaid insurance                                          36,566            41,425
       Increase in accounts payable and accrued expenses                      (9,890)              315
       Increase in investment advisory fees payable                            1,257             1,197
   Net decrease (increase) in unrealized appreciation of investments          49,744        (1,082,967)
                                                                          ----------        ----------
           Total adjustments                                                  85,775        (1,235,519)
                                                                          ----------        ----------
             Net cash used in operating activities                           (22,977)          (15,406)
                                                                          ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions paid to partners                                    (4,894,017)         (957,256)
                                                                          ----------        ----------
     Net cash used in financing activities                                (4,894,017)         (957,256)
                                                                          ----------        ----------

NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                                       (4,916,994)         (972,662)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                     6,144,423         2,325,407
                                                                          ----------        ----------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                          $1,227,429        $1,352,745
                                                                          ==========        ==========


                   The accompanying notes are an integral part
                          of these financial statements

                           KAGAN MEDIA PARTNERS, L.P.

                       STATEMENTS OF CHANGES IN NET ASSETS

                     FOR THE SIX MONTHS ENDED JUNE 30, 1996

                    AND FOR THE YEAR ENDED DECEMBER 31, 1995
                                   (unaudited)


                                                                                      1996                  1995
                                                                                  ------------          ------------
(Decrease) increase in net assets resulting from operations:
     Net investment (loss) income                                                 $    (59,008)         $     68,818
     Net realized loss on investments                                                       --            (3,236,259)
     Net (increase) decrease in unrealized depreciation of investments                 (49,744)            3,623,448
                                                                                  ------------          ------------
     Net (decrease) increase in net assets resulting from
        operations                                                                    (108,752)              456,007

Distributions to partners from:
     Net cash from operations                                                               --              (899,961)
     Net cash from capital transactions                                                     --            (4,008,782)
                                                                                  ------------          ------------
     Total decrease in net assets                                                     (108,752)           (4,452,736)

Net assets:

     Beginning of period                                                             6,776,760            11,229,496
                                                                                  ------------          ------------

     End of period, including undistributed net investment
     income of $177,925 and $236,933, respectively                                $  6,668,008          $  6,776,760
                                                                                  ============          ============


                     The accompanying notes are an integral
                       part of these financial statements.

                           KAGAN MEDIA PARTNERS, L.P.

                        SELECTED PER UNIT DATA AND RATIOS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (unaudited)


                                                                  For the Three months           For the Six Months
                                                                     Ended June 30                  Ended June 30
                                                                  -------------------           ---------------------
                                                                   1996         1995             1996           1995
                                                                  -------------------           ---------------------
Per Unit Data:

   Investment income                                              $ .04         $ .12           $ .11           $ .24
   Expenses                                                         .07           .07             .15             .15
                                                                  -----         -----           -----           -----
     Net investment (loss) income                                  (.03)          .19            (.04)            .09

   Net (decrease) increase in unrealized
    appreciation of investments                                    (.02)         (.24)           (.04)            .78
                                                                  -----         -----           -----           -----

     Net (decrease) increase in net asset value                    (.05)          .02            (.08)            .87

       Net asset value:
       Beginning of period                                         4.43          8.27            4.46            7.64
                                                                  -----         -----           -----           -----
       End of period                                              $4.38         $8.51           $4.38           $8.51
                                                                  =====         =====           =====           =====
Ratios (annualized):
Ratio of expenses to average net assets                            6.03%         3.07%           6.23%           3.38%
Ratio of net investment income to
   average net assets                                              (1)           2.35%            (1)            2.30%

Number of limited partnership units at
      end of period                                           1,388,473     1,388,473       1,388,473       1,388,473


(1) Investment loss generated in the period.

                   The accompanying notes are an integral part
                         of these financial statements.

                           KAGAN MEDIA PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1996
                                   (unaudited)


1. GENERAL

The accompanying unaudited interim financial statements include all adjustments (including normal recurring adjustments) which are, in the opinion of the General Partners, necessary to fairly present the financial position of the Partnership as of June 30, 1996 and the results of its operations, changes in net assets and its cash flows for the six months then ended.

These financial statements should be read in conjunction with the Significant Accounting Policies and other Notes to Financial Statements included in the Partnership's annual audited financial statements for the year ended December 31, 1995.


2. INVESTMENT ADVISORY AND ANALYSIS FEES

As the Partnership's principal Investment Adviser, the Managing General Partner is responsible for the identification of investments and all other investment advisory services necessary for the operation of the Partnership in carrying out its investment objectives and policies. As compensation for its services, the Investment Adviser receives an annual investment advisory fee which initially was $75,000, escalating by an amount equal to 5% of the prior year's annual fee in each calendar year. The investment advisory fee to be paid for the year ended December 31, 1996 will be $105,532. The investment advisory fee attributable to the six months ended June 30, 1996 of $52,766 has been charged to operations.

The Investment Adviser also received an investment analysis fee equal to 0.75% of the amount invested by the Partnership in senior-participation instruments, as consideration for structuring, due diligence and financial analysis in connection with an investment. There were no investment analysis fees paid during the six months ended June 30, 1996.


3. INDEPENDENT GENERAL PARTNER FEES

As compensation for services rendered to the Partnership, each of the three Independent General Partners receives a fee of $6,250 per quarter, plus out-of-pocket expenses. Fees for the six months ended June 30, 1996 totaled $37,500.

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

     In late March 1995 the Partnership was advised by the management of Vista/Narragansett that a third party offer for purchase of the assets of Vista/Narragansett had been received on March 22, 1995. The Partnership agreed to allow management of Vista/Narragansett to pursue the offer. On June 14, 1995, management of Vista/Narragansett signed a letter of intent to accept the offer, and on August 8, 1995, entered into a purchase and sale agreement. On December 29, 1995, the sale of the assets of Vista/Narragansett was consummated. The Partnership received proceeds of $4,778,499 as its share of the distributed proceeds from the sale. In addition, the Partnership will receive a portion of any amounts remaining in a $400,000 escrow account established by Vista/Narragansett at closing to provide collateral to the buyer in respect of Vista/Narragansett's compliance with its representations and warranties. This escrow account will not be terminated until December 1996. The Partnership has released Vista/Narragansett from all of its financial obligations under the Notes. The Notes, which had an amortized cost of $7,837,257, were valued at $4,700,000 at September 30, 1995, which represented approximately 46% of the investments held by the Partnership based upon the valuation at such date.

     The proceeds received from the Vista/Narragansett sale represented substantially all of the distributions declared to partners at December 31, 1995 which was paid in February, 1996.

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

     In the fourth quarter of 1995, negotiations for the sale of the assets of TM-MA to an unaffiliated joint venture were completed in principle (TM-MA Sale Agreement). Under the terms of the TM-MA Sale Agreement, the Partnership would be entitled receive approximately $3,400,000 for its senior participation instrument, which is significantly less than the principal amount of such instrument. As of February 29, 1996, the TM-MA Sale Agreement was amended. TM-MA has advised the Partnership that TM-MA has entered into consent and (where applicable) settlement agreements with each of the creditor groups and equity owner groups in TM-MA and its affiliates that are necessary in order for TM-MA to consummate the TM-MA Sale Agreement, and that the closing under the TM-MA Sale Agreement may occur as early as August 30, 1996. However, the TM-MA Sale Agreement is subject to numerous conditions many of which are not within the control of TM-MA (including the condition that the buyer under the TM-MA Sale Agreement simultaneously close certain otherwise unrelated acquisitions). Therefore, it is impossible to predict with certainty whether or when the closing under the TM-MA Sale Agreement will take place. During 1995, the Partnership recorded unrealized depreciation of its investment in TM-MA of $641,754, which represented the difference between the sum of the carrying value of the investment ($4,045,000), adjusted for amortization and the estimated value of the Partnership's interest based upon the TM-MA Sale Agreement. In addition, the Partnership realized a loss of $210,000 to recognize the write-off of the interest receivable previously accrued.

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

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York ("District Court") to be used to resolve the litigation. On July 17, 1996, the District Court granted preliminary approval of the proposed settlement of the class action litigation. As part of the class action settlement, PaineWebber agreed to pay $125 million and additional consideration to class members. The order entered by the District Court provides for notice to be mailed to class members and schedules a final hearing on the proposed settlement for October 25, 1996.

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

     Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber and its affiliates, including the Administrative General Partner, could be entitled to indemnification from the Partnership for expenses and liabilities in connection with the Abbate litigation. The General Partners are unable to determine the impact of these actions on the Partnership's financial statements, taken as a whole.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1996, the Partnership held one subordinated debt investment in a managed company with an amortized cost of approximately $6 million, two high-yield debt investments in non-managed companies with amortized cost of approximately $1.9 million, and equity investments in two non-managed companies with a cost of approximately $0.2 million.

     Of these investments remaining, only the high yield debt investments in non-managed companies (Comcast Corporation and Century Communications Corporation), which represent approximately 23% of the remaining investment portfolio on an amortized cost basis (approximately 34% of the remaining portfolio based upon the June 30, 1996 valuation), generate current investment income. On an annualized basis, this income is less than the Partnership's current level of operating costs.

     At June 30, 1996, the Partnership's cash of $1,227,429 was primarily invested in short-term US Government Securities. Accrued interest receivable decreased $1,417 from $46,709 at December 31, 1995 to $45,292 at June 30, 1996.
This decrease is due to the timing of the semi-annual interest payments due (both paid in April 1996) relating to the Comcast Corp. and Century Communication high yield debt investments held by the Partnership.

     The Partnership will not make any additional investments other than temporary investments of its working capital in short term US government securities. The General Partners believe that the working capital reserves, together with the interest income currently being generated, are sufficient to fund operating expenses for the foreseeable future.

     While the Partnership must be terminated no later than July 21, 2001 (subject to the approval of a majority of the Limited Partners' interests, if such approval is required under the Investment Company Act of 1940), it was originally anticipated that the Partnership would be liquidated in 1998 or 1999. In December 1995, the Partnership liquidated its investments in Vista/Narragansett Cable, L.P. and Multimedia, Inc. The amounts received composed substantially all of the distribution declared at December 31, 1995, which was paid in February 1996. Additionally, Tele-Media Company of Mid America, L.P. entered into an agreement for the sale of its assets to a third party discussed more fully below, which if consummated, would accelerate the liquidation of the Partnership's interests.

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

     In the fourth quarter of 1995, negotiations for the sale of the assets of TM-MA to an unaffiliated joint venture were completed in principle (TM-MA Sale Agreement). Under the terms of the TM-MA Sale Agreement, the Partnership would be entitled to receive approximately $3,400,000 for its senior participation instrument, which is significantly less than the principal amount of such instrument. As of February 29, 1996, the TM-MA Sale Agreement was amended. TM-MA has advised the Partnership that TM-MA has entered into consent and (where applicable) settlement agreements with each of the creditor groups and equity owner groups in TM-MA and its affiliates that are necessary in order for TM-MA to consummate the TM-MA Sale Agreement, and that the closing under the TM-MA Sale Agreement may occur as early as August 30, 1996. However, the TM-MA Sale Agreement is subject to numerous conditions many of which are not within the control of TM-MA (including the condition that the buyer under the TM-MA Sale Agreement simultaneously close certain otherwise unrelated acquisitions). Therefore, it is impossible to predict with certainty whether or when the closing under the TM-MA Sale Agreement will take place. During 1995, the Partnership recorded unrealized depreciation of its investment in TM-MA of $641,754, which represented the difference between the sum of the carrying value of the investment ($4,045,000), adjusted for amortization and the estimated value of the Partnership's interest based upon the TM-MA Sale Agreement. In addition, the Partnership realized a loss of $210,000 to recognize the write-off of the interest receivable previously accrued.

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

1996 Compared to 1995

     The Partnership's net investment (loss)was ($42,176) and ($59,008) for the quarter and six months ended June 30, 1996 (the "1996 Quarter" and 1996 Period) as compared to net investment income of $72,266 and $137,146 for the quarter and six months period ended June 30, 1995 (the "1995 Quarter" and 1995 Period). Interest income was $58,865 and $150,357 in the 1996 Quarter and 1996 Period as compared to $166,652 and $338,534 in the 1995 Quarter and 1995 Period. The principal reason for the decrease in interest income and net investment income in 1996 as compared to 1995 was the accretion of interest income relating to the Vista/Narragansett investment in the 1995 Period. The investment was liquidated in December 1995 and thus no accretion was recognized in the 1996 Quarter and 1996 Period. The reduction in interest income in the 1996 Quarter as compared to the first quarter of 1996 was due to the interest earned during the first quarter of 1996 on the cash held prior to the distribution to partners in February 1996.


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

     As of December 31, 1995, the Partnership had recorded net unrealized depreciation of $2,578,888. During the six months ended June 30, 1996, the Partnership recorded net additional unrealized depreciation of $49,744. Therefore, at June 30, 1996, the Partnership had recorded aggregate net unrealized depreciation of investments of $2,628,632.

     The increase in unrealized depreciation of investments during the quarter and six months ended June 30, 1996 and the cumulative unrealized depreciation of investments as of June 30, 1996, consisted of the following components:

                        Unrealized Appreciation / (Depreciation) Recorded
- --------------------------------------------------------------------------------------------------
                                       During Three         During Six              Cumulative
               Investment              Months Ended         Month Ended                As of
               ----------             JUNE 30, 1996        JUNE 30, 1996           JUNE 30, 1996
                                      -------------        -------------           -------------
- --------------------------------------------------------------------------------------------------
Tele-Media Mid-America Notes           $     897            $   1,793               $(2,628,280)
Comcast debentures                        (9,881)             (34,766)                   41,649
Century Communications
debentures                                (7,521)              (1,271)                  (48,251)
Tele-Communications, Inc. stock           (4,000)             (15,000)                   (1,733)
Tele-Communication, Inc., New
Liberty Media
Group Series A common stock
                                             750                 (500)                    7,983
                                       ---------            ---------               -----------
                                       $ (19,755)           $ (49,744)              $(2,628,632)
                                       =========            =========               ===========


     The significant cumulative decrease in value of the Tele-Media Mid-America investment, (for which market quotations are not readily available) reflects the value inherent in the Partnership's position based on the existing third party offer embodied in the TM-MA Sale Agreement.

     The Comcast, Century Communications, Tele-Communications, Inc. and Tele-Communications, Inc. New Liberty Media Group Series A investments were valued based on market quotations which are readily available for these securities. These changes in value are reflective of changes in the public markets for cable related debt and equity securities during these periods.

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

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York ("District Court") to be used to resolve the litigation. On July 17, 1996, the District Court granted preliminary approval of the proposed settlement of the class action litigation. As part of the class action settlement, PaineWebber agreed to pay $125 million and additional consideration to class members. The order entered by the District Court provides for notice to be mailed to class members and schedules a final hearing on the proposed settlement for October 25, 1996.

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

     Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber and its affiliates, including the Administrative General Partner, could be entitled to indemnification from the Partnership for expenses and liabilities in connection with the Abbate litigation. The General Partners are unable to determine the impact of these actions on the Partnership's financial statements, taken as a whole.

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

                                   Kagan Media Partners, L.P.
                                   (Registrant)

                                   By:      Mezzanine Capital Corporation
                                            A General Partner



Dated:  August 10, 1996                     By:     /s/ Joseph P. Ciavarella
                                                    ------------------------
                                                    Joseph P. Ciavarella
                                                    Vice President, Secretary
                                                    and Chief Financial and
                                                    Accounting Officer

                                  EXHIBIT INDEX


Exhibit No.           Description
- -----------           -----------
    11.1              Statement of Computation of Net Investment Income Per
                      Limited Partnership Unit.