Form 10-Q
period 1996-09-30
KAGAN MEDIA PARTNERS L P
filed 1996-11-14
CIK 842893

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


For the fiscal year ended   September 30, 1996


                                       OR


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


For the transition period from ____________________ to_____________________


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes X     No__.

                            KAGAN MEDIA PARTNERS, LP
                      QUARTERLY REPORT ON FORM 10-Q FOR THE
                        QUARTER ENDED SEPTEMBER 30, 1996

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----
Part I. FINANCIAL INFORMATION

     Item 1. Financial Statements 2

        Schedule of Investments -
        September 30, 1996 (unaudited)                                        3

        Statements of Assets and Liabilities -
        September 30, 1996 and December 31, 1995
        (unaudited)                                                           4

        Statements of Operations for the three
        months ended September 30, 1996 and 1995
        (unaudited)                                                           5

        Statements of Operations for the nine months
        ended September 30, 1996 and 1995
        (unaudited)                                                           6

        Statements of Cash Flows for the nine months
        ended September 30, 1996 and 1995
        (unaudited)                                                           7

        Statements of Changes in Net Assets for the nine
        months ended September 30, 1996 and for the year
        ended December 31, 1995
        (unaudited)                                                           8

        Selected Per Unit Data and Ratios (unaudited)                         9

        Notes to Financial Statements (unaudited)                            10

     Item 2. Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations                                                      14

Part II. OTHER INFORMATION

     Item 1 Legal Proceedings                                                18

     Item 6. Exhibits and Reports on Form 8-K                                19


                          Part I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           KAGAN MEDIA PARTNERS, L.P.

                             SCHEDULE OF INVESTMENTS

                               September 30, 1996
                                   (UNAUDITED)


PRINCIPAL
AMOUNT/
TOTAL                              INVESTMENT             AMORTIZED                                % OF
SHARES            INVESTMENT          DATE                   COST          VALUE                INVESTMENTS
------            ----------          ----                   ----          -----                -----------
PARTICIPATING DEBT INVESTMENT
IN MANAGED COMPANY:

                                                                                                    NONE

HIGH-YIELD DEBT INVESTMENTS
IN NON-MANAGED COMPANIES:

                                                                                                    NONE
EQUITY INVESTMENTS
IN NON-MANAGED COMPANIES:

                                                                                                    NONE

                           KAGAN MEDIA PARTNERS, L.P.

                      STATEMENTS OF ASSETS AND LIABILITIES

                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                   (UNAUDITED)


                                                          1996          1995
                                                      -----------   -----------
ASSETS:
   Investments -
     Participating debt investment in managed
       company, at value (amortized cost -
       $0 and $6,030,073, respectively)               $      --     $ 3,400,000

     High-yield debt investments in non-managed
       companies, at value (amortized cost -
       $0 and $1,897,840, respectively)                      --       1,927,275
     Equity investments in non-managed companies,
       at market value (cost -$0 and $190,750)               --         212,500
                                                      -----------   -----------
          Total investments                                  --       5,539,775
   Cash and cash equivalents                            6,664,272     6,144,423
   Escrow receivable (Note 4)                             350,970          --
   Accrued interest receivable                             23,089        46,709
   Prepaid insurance                                       53,444        39,795
                                                      -----------   -----------
     Total assets                                     $ 7,091,775   $11,770,702
                                                      ===========   ===========

LIABILITIES:

   Accounts payable and accrued expenses              $    44,713   $    45,698
   Investment advisory fees payable                        26,383        25,126
   Independent General Partners' fees payable              14,375        14,375
   Distributions payable to partners                       14,726     4,908,743
                                                      -----------   -----------
     Total liabilities                                    100,197     4,993,942
                                                      -----------   -----------

COMMITMENTS AND CONTINGENCIES (Notes 4, 5, 6 and 7)

NET ASSETS:

   Operating General Partners                             584,451       582,303
   Limited Partners (equivalent to $4.61
     and $4.46, respectively, per limited
     partnership unit based on 1,388,473
     units outstanding)                                 6,407,127     6,194,457
                                                      -----------   -----------
       Net assets                                       6,991,578     6,776,760
                                                      -----------   -----------
     Total liabilities and net assets                 $ 7,091,775   $11,770,702
                                                      ===========   ===========

                   The accompanying notes are an integral part
                          of these financial statements

                           KAGAN MEDIA PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)


                                                         1996           1995
                                                     -----------    -----------
INVESTMENT INCOME:

   Income:

     Interest                                        $    68,326    $    62,965
                                                     -----------    -----------
       Total investment income                            68,326         62,965
                                                     -----------    -----------

   Expenses:

     Investment advisory fees (Note 2)                    26,383         25,127
     Independent General Partner fees (Note 4)            18,750         18,750
     Insurance expense                                    16,362         18,623
     Professional fees                                     8,968         11,500
     General and administrative expenses                  18,374         16,593
                                                     -----------    -----------

Total expenses                                            88,837         90,593
                                                     -----------    -----------

NET INVESTMENT LOSS                                      (20,511)       (27,628)
                                                     -----------    -----------

REALIZED AND UNREALIZED (LOSS) GAIN
   ON INVESTMENTS:

     Net realized loss on investments                 (2,635,521)          --
     Net increase (decrease) in unrealized
         appreciation of investments                   2,979,602       (827,682)
                                                     -----------    -----------

         Net gain (loss) on investments                  344,081       (827,682)
                                                     -----------    -----------

NET INCREASE (DECREASE) IN NET ASSETS
RESULTING FROM OPERATIONS                            $   323,570    $  (855,310)
                                                     ===========    ===========



                   The accompanying notes are an integral part
                         of these financial statements.

                           KAGAN MEDIA PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)


                                                     1996           1995
                                                 -----------    -----------
INVESTMENT INCOME:

   Income:

     Interest                                    $   218,683    $   401,499
                                                 -----------    -----------
        Total investment income                      218,683        401,499
                                                 -----------    -----------

   Expenses:

     Investment advisory fees (Note 2)                79,149         75,381
     Independent General Partner fees (Note 4)        56,250         56,250
     Insurance expense                                52,928         60,047
     Professional fees                                48,333         47,500
     General and administrative expenses              61,542         52,803
                                                 -----------    -----------

       Total expenses                                298,202        291,981
                                                 -----------    -----------

NET INVESTMENT (LOSS) INCOME                         (79,519)      109,518
                                                 -----------    -----------

REALIZED AND UNREALIZED GAIN
   (LOSS) ON INVESTMENTS:

     Net realized loss on investments             (2,635,521)          --
     Net increase in unrealized appreciation
       of investments                              2,929,858        255,285
                                                 -----------    -----------

     Net gain on investments                         294,337        255,285
                                                 -----------    -----------

NET INCREASE IN NET ASSETS
RESULTING FROM OPERATIONS                        $   214,818    $   364,803
                                                 ===========    ===========


                   The accompanying notes are an integral part
                         of these financial statements.

                           KAGAN MEDIA PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)


                                                                1996           1995
                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net increase in net assets resulting from operations        $   214,818    $   364,803
                                                             -----------    -----------
  Adjustments to reconcile net increase in net assets
  resulting from operations to net cash provided by
  operating activities:
    Amortization of discounts and premiums on investments          8,676       (195,965)
    Decrease (increase) in accrued interest receivable            23,620        (44,608)
    (Increase) in prepaid insurance                              (13,649)       (12,057)
    (Decrease) in accounts payable and accrued expenses             (985)        (5,854)
    Increase in investment advisory fees payable                   1,257          1,197
  Net realized loss on investments                             2,635,521           --
    Net (increase) decrease in unrealized appreciation
      of investments                                          (2,929,858)      (255,285)
                                                             -----------    -----------
        Total adjustments                                       (275,418)      (512,572)
                                                             -----------    -----------
  Net cash used in operating activities                          (60,600)      (147,769)
                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from repayment or disposition of investments         5,474,466           --
                                                             -----------    -----------
   Net cash provided by investing activities                   5,474,466           --
                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash distributions paid to partners                          (4,894,017)      (957,256)
                                                             -----------    -----------
   Net cash used in financing activities                      (4,894,017)      (957,256)
                                                             -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             519,849     (1,105,025)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               6,144,423      2,325,407
                                                             -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 6,664,272    $ 1,220,382
                                                             ===========    ===========


                   The accompanying notes are an integral part
                         of these financial statements.

                           KAGAN MEDIA PARTNERS, L.P.

                       STATEMENTS OF CHANGES IN NET ASSETS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

                    AND FOR THE YEAR ENDED DECEMBER 31, 1995
                                   (UNAUDITED)



                                                                   1996            1995
                                                               ------------    ------------
(Decrease) increase in net assets resulting from operations:
     Net investment (loss) income                              $    (79,519)   $     68,818
     Net realized loss on investments                            (2,635,521)     (3,236,259)
     Net decrease in unrealized appreciation of investments       2,929,858       3,623,448
                                                               ------------    ------------
        Net increase in net assets resulting from operations        214,818         456,007

Distributions to partners from:
     Net cash from operations                                          --          (899,961)
                                                                               ------------
     Net cash from capital transactions                                --        (4,008,782)
                                                               ------------    ------------

     Total (decrease) in net assets                                 214,818      (4,452,736)

Net assets:

     Beginning of period                                          6,776,760      11,229,496
                                                               ------------    ------------

End of period, including undistributed net investment income
  of $157,414 and $236,933, respectively                       $  6,991,578    $  6,776,760
                                                               ============    ============






                     The accompanying notes are an integral
                       part of these financial statements.

                           KAGAN MEDIA PARTNERS, L.P.

                        SELECTED PER UNIT DATA AND RATIOS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)


                                                                      For the Three months                For the Nine months
                                                                       Ended September 30                  Ended September 30
                                                                -------------------------------     -------------------------------
                                                                     1996              1995              1996              1995
                                                                -------------------------------     -------------------------------
Per Unit Data:

    Investment income                                           $         .05     $         .04     $         .16     $         .29
    Expenses                                                              .06               .06               .21               .21
                                                                -------------     -------------     -------------     -------------
       Net investment (loss) income                                      (.01)             (.02)             (.05)              .08

    Net realized loss on investments                                    (1.88)             --               (1.88)             --

    Net increase (decrease) in unrealized                                (.59)
    appreciation of investments                                          2.12              2.08               .18

    Cash distributions declared to partners                                                --                --                --
                                                                -------------     -------------     -------------     -------------

    Net increase (decrease) in net asset value                            .23              (.61)              .15               .26

         Net asset value:
         Beginning of period                                             4.38              8.51              4.46              7.64
                                                                -------------     -------------     -------------     -------------
         End of period                                          $        4.61     $        7.90     $        4.61     $        7.90
                                                                =============     =============     =============     =============

Ratios (annualized):

Ratio of expenses to average net assets                                  5.20%             3.01%             5.85%             3.29%

Ratio of net investment income to average net assets
                                                                           (1)               (1)               (1)             1.23%

Number of limited partnership units at end of period
                                                                    1,388,473         1,388,473         1,388,473         1,388,473


(1)  Net investment loss reported.


                   The accompanying notes are an integral part
                          of these financial statement

                           KAGAN MEDIA PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996
                                   (UNAUDITED)


1.   GENERAL

     The accompanying unaudited interim financial statements include all adjustments (including normal recurring adjustments) which are, in the opinion of the General Partners, necessary to fairly present the financial position of the Partnership as of September 30, 1996 and the results of its operations, changes in net assets and its cash flows for the nine months then ended.

     These financial statements should be read in conjunction with the Significant Accounting Policies and other Notes to Financial Statements included in the Partnership's annual audited financial statements for the year ended December 31, 1995.


2.   INVESTMENT ADVISORY AND ANALYSIS FEES

     As the Partnership's principal Investment Adviser, the Managing General Partner is responsible for the identification of investments and all other investment advisory services necessary for the operation of the Partnership in carrying out its investment objectives and policies. As compensation for its services, the Investment Adviser receives an annual investment advisory fee which initially was $75,000, escalating by an amount equal to 5% of the prior year's annual fee in each calendar year. The investment advisory fee to be paid for the year ended December 31, 1996 is scheduled to be $105,532. The investment advisory fee attributable to the nine months ended September 30, 1996 of $79,149 has been charged to operations.

     The Investment Adviser also received an investment analysis fee equal to 0.75% of the amount invested by the Partnership in senior-participation instruments, as consideration for structuring, due diligence and financial analysis in connection with an investment. There were no investment analysis fees paid during the nine months ended September 30, 1996.


3.   INDEPENDENT GENERAL PARTNER FEES

     As compensation for services rendered to the Partnership, each of the three Independent General Partners receives a fee of $6,250 per quarter, plus out-of-pocket expenses. Fees for the nine months ended September 30, 1996 totaled $56,250.

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

     The Partnership was also entitled to receive a portion of any amounts remaining in a $400,000 escrow account established by Vista/Narragansett at closing to provide collateral to the buyer in respect of Vista/Narragansett's compliance with its representations and warranties. The Partnership negotiated for its share of this escrow account which was not scheduled to be terminated until December 1996 and which represented the Partnership's last interest other than its short-term US Government Securities. The Partnership received $350,970 as its share of the escrow account in October 1996. The Partnership accrued such amount as an unrealized gain at September 30, 1996.

     The proceeds received from the Vista/Narragansett sale represented substantially all of the distributions declared to partners at December 31, 1995 which was paid in February, 1996.

5.   TM-MA INVESTMENT

     Kagan Media Partners, L.P. (the "Partnership") held a senior-participation instrument from Tele-Media Company of Mid-America, L.P. ("TM-MA") that was in the form of a participating debt investment and consisted of $6 million in principal amount of senior subordinated debt of TM-MA originally due September 30, 2001. The debt, which was subject to certain prepayment provisions, bore current interest at a rate of 14% and contingent interest to be computed under a specified formula.

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

     In the fourth quarter of 1995, an agreement for the sale of the assets of TM-MA to an unaffiliated joint venture was completed in principle and subsequently amended in February 1996 ("TM-MA Sale Agreement"). During 1995, the Partnership recorded unrealized depreciation of its investment in TM-MA of $641,754, which represented the difference between the sum of the prior carrying value of the investment ($4,045,000), adjusted for amortization and the estimated value of the Partnership's interest based upon the TM-MA Sale Agreement ($3,400,000). In addition, the Partnership realized a loss of $210,000 to recognize the write-off of the interest receivable previously accrued.

     The TM-MA Sale Agreement was consummated August 30, 1996 and the Partnership received $3,409,091 for its senior participation instrument, which is significantly less than the principal amount of such instrument, but which approximates its recent carrying value. The senior participating investment in TM-MA was the Partnership's largest remaining investment.


6.   PARTNERSHIP LIQUIDATION - OTHER INVESTMENT SALES

     On September 12, 1996, the Partnership sold its two high yield debt investments and two equity investments for proceeds totaling approximately $2,066,000 plus accrued interest, as applicable. Such investments had market values aggregating approximately $2,083,000 at June 30, 1996. The Partnership's last remaining asset, other than short-term US Government Securities and cash, is its interest in an escrow account established in connection with the sale of its interest in Vista/Narragansett Cable, L.P. The escrow account, originally scheduled to be liquidated in December 1996, was paid in October 1996 in the amount of $350,970. It is anticipated that the Partnership will make a final liquidating cash distribution to partners composed of the proceeds generated by the above mentioned sales of investments and the undistributed cash reserves, net of related expenses, on or about December 31, 1996.

7.   LITIGATION

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

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York ("District Court") to be used to resolve the litigation. On July 17, 1996, the District Court granted preliminary approval of the proposed settlement of the class action litigation. As part of the class action settlement, PaineWebber agreed to pay $125 million and additional consideration to class members. A final hearing on the proposed settlement is scheduled to continue in November 1996.

     In February 1996, approximately 230 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiff's purchases of various limited partnership interests. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages. In September 1996, the Court dismissed many of the plaintiff's claims as barred by the applicable statutes of limitation.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1996, the Partnership had sold all of its investments. Sales of the Partnership's five remaining investments were completed during the quarter ended September 30, 1996 and are discussed below. Other than cash and short-term US Government Securities, the Partnership's only other asset was its interest in an escrow account established in connection with the sale of its interest in Vista/Narragansett Cable L.P. which was liquidated in October 1996. It is anticipated that the Partnership will wind down its business affairs and be liquidated by the end of 1996.

     At September 30, 1996, the Partnership's cash of $6,664,272 was primarily invested in short-term US Government Securities.

     The Partnership will not make any additional investments other than temporary investments of its working capital in short-term US Government Securities.

     The Partnership held a senior-participation instrument from Tele-Media Company of Mid-America, L.P. ("TM-MA") that was in the form of a participating debt investment and consists of $6 million in principal amount of senior subordinated debt of TM-MA due September 30, 2001. The debt, which was subject to certain prepayment provisions, bore current interest at a rate of 14% and contingent interest to be computed under a specified formula.

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

     In the fourth quarter of 1995, an agreement for the sale of the assets of TM-MA to an unaffiliated joint venture was completed in principle and subsequently amended in February

1996 ("TM-MA Sale Agreement"). During 1995, the Partnership recorded unrealized depreciation of its investment in TM-MA of $641,754, which represented the difference between the sum of the prior carrying value of the investment ($4,045,000), adjusted for amortization and the estimated value of the Partnership's interest based upon the TM-MA Sale Agreement ($3,400,000). In addition, the Partnership realized a loss of $210,000 to recognize the write-off of the interest receivable previously accrued.

     The TM-MA Sale Agreement was consummated August 30, 1996 and the Partnership received $3,409,091 for its senior participation instrument, which is significantly less than the principal amount of such instrument, but which approximates its recent carrying value. The senior participating investment in TM-MA was the Partnership's largest remaining investment.

     On September 12, 1996, the Partnership sold its two high yield debt investments and two equity investments for proceeds totaling approximately $2,066,000 plus accrued interest, as applicable. Such investments had market values aggregating approximately $2,083,000 at June 30, 1996.

     The Partnership's last remaining asset, other than short-term US Government Securities and cash, was its interest in an escrow account established in connection with the sale of its interest in Vista/Narragansett Cable, L.P. The escrow account, originally scheduled to be liquidated in December 1996, was paid in October 1996 in the amount of $350,970. It is anticipated that the Partnership will make a final liquidating cash distribution to partners composed of the proceeds generated by the above mentioned sales of investments and the undistributed cash reserves, net of related expenses, on or about December 31, 1996.


RESULTS OF OPERATIONS

Investment Income and Expenses

     During 1996, the Partnership's investment income consists primarily of interest income earned from the various debt investments which are held by the Partnership. Because the debt investments have been sold with the proceeds reinvested in US Government Securities, substantially all of the Partnership investment income will be derived from such investments until the Partnership is liquidated. Major expenses consist of professional fees, the amortization of the deferred organization expenses (which is a non-cash expense), the investment advisory fee and Independent General Partners' fees. Professional fees consist of custodial, legal and audit fees.

1996 Compared to 1995

     The Partnership's net investment (loss)was ($20,511) and ($79,519) for the quarter and nine months ended September 30, 1996 (the "1996 Quarter" and 1996 Period) as compared to net investment (loss) income of ($27,628) and $109,519 for the quarter and nine months ended September 30, 1995 (the "1995 Quarter" and 1995 Period). Interest income was $68,326 and $218,683 in the 1996 Quarter and 1996 Period as compared to $62,965 and $401,499 in the 1995 Quarter and 1995 Period. The principal reason for the decrease in interest income and net investment income in 1996 as compared to 1995 was the accretion of interest income relating to the Vista/Narragansett investment in the 1995 Period. The investment was liquidated in December 1995 and there was no accretion recognized in the 1996 Quarter and 1996 Period or the 1995 Quarter. The increase in interest income in the 1996 Quarter as compared to the 1995 quarter was due to the increase in short-term interest bearing investments during the 1996 Quarter as a result of the sale of investments during the 1996 Quarter.


Net Unrealized Appreciation of Investments

     The Kagan Executive Committee valued the Partnership's investments on a quarterly basis utilizing a variety of methods. Securities that are publicly traded and for which market quotations are readily available, are valued based on the highest bid price for such securities as of the last trading day of the fiscal quarter.

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

     As of December 31, 1995, the Partnership had recorded net unrealized depreciation of $2,578,888. During the six months ended June 30, 1996, the Partnership recorded net additional unrealized depreciation of $49,744. During the 1996 Quarter, the balance of the Partnership's portfolio investments were sold and net losses were recognized. Additionally at September 30, 1996, the Partnership recorded aggregate net unrealized appreciation of investments of $350,970 with respect to the value of the escrow account established in connection with the Vista/Narragansett transaction.

     The unrealized appreciation/depreciation of investments during the quarter and nine months ended September 30, 1996 and the realized gains/losses on disposition of investments at September 30, 1996, consisted of the following components:

                        Unrealized Appreciation / (Depreciation) Recorded
------------------------------------------------------------------------------------------------------
                                                        DURING NINE        REALIZED      UNREALIZED
                                      BALANCE AT        MONTH ENDED          GAIN      APPRECIATION AT
                                     DECEMBER 31,      SEPTEMBER 30,          OR         SEPTEMBER 30,
       INVESTMENT                       1995               1996             (LOSS)           1996
       ----------                    -----------       -----------       -----------       --------
------------------------------------------------------------------------------------------------------
Tele-Media Mid-America Notes         $(2,630,073)      $    10,884       $(2,619,189)      $     --
Comcast debentures                        76,415           (27,171)           49,244             --
Century Communications
debentures                               (46,980)           (1,346)          (48,326)            --
Tele-Communications, Inc. stock           13,267           (39,400)          (26,133)            --
Tele-Communication, Inc., New
Liberty Media
Group Series A common stock                8,483               400             8,883             --

Escrow - Vista/ Narragansett                  --           350,970                --        350,970
                                     -----------       -----------       -----------       --------
                                     $(2,578,888)      $   294,337       $(2,635,521)      $350,970
                                     ===========       ===========       ===========       ========

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

               In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York ("District Court") to be used to resolve the litigation. On July 17, 1996, the District Court granted preliminary approval of the proposed settlement of the class action litigation. As part of the class action settlement, PaineWebber agreed to pay $125 million and additional consideration to class members. A final hearing on the proposed settlement is scheduled to continue in November 1996.

               In February 1996, approximately 230 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiff's purchases of various limited partnership interests. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages. In September 1996, the Court dismissed many of the plaintiffs claims as barred by the applicable statutes of limitation.

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

                                        Kagan Media Partners, L.P.
                                        (Registrant)

                                        By:  Mezzanine Capital Corporation
                                             A General Partner



Dated:  November 12, 1996                    By:  /s/ Joseph P. Ciavarella
                                                  ------------------------
                                                  Joseph P. Ciavarella
                                                  Vice President, Secretary
                                                  and Chief Financial and
                                                  Accounting Officer

                                  EXHIBIT INDEX


Exhibit No.    Description
-----------    -----------
   11.1        Statement of Computation of Net Investment Income Per Limited
               Partnership Unit.

   20.1        Report Furnished to Securities Holders.
