Form 10-K
period 1996-12-31
KAGAN MEDIA PARTNERS L P
filed 1997-03-27
CIK 842893

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended       December 17, 1996, Date Operations Ceased
                          ------------------------------------------------------

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                                 to
                              --------------------------------    --------------

Commission file number       0-17507
                      ----------------------------------------------------------

                           Kagan Media Partners, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                   22-2931567
       -----------------------                     ------------------
       (State of organization)                        (IRS Employer
                                                   Identification No.)

        126 Clock Tower Place
         Carmel, California                              93923
        ---------------------                          ----------
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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

         State the aggregate market value of the voting stock held by non-affiliates of the Registrant: Not applicable.

                           Kagan Media Partners, L.P.
                       Annual Report on Form 10-K for the
                  Period January 1, 1996 to December 17, 1996,
                            (Date Operations Ceased)


                                Table of Contents

                                                                      Page
Part I

Item 1      Business....................................................1
Item 2      Properties..................................................4
Item 3      Legal Proceedings...........................................4
Item 4      Submission of Matters to a Vote
               of Security Holders......................................5


Part II

Item 5      Market for Registrant's Common Equity
               and Related Stockholder Matters..........................6
Item 6      Selected Financial Data.....................................7
Item 7      Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations................................8
Item 8      Financial Statements and
               Supplementary Data......................................F-1
Item 9      Changes in and Disagreements with
               Accountants on Accounting and
               Financial Disclosure....................................12


Part III

Item 10     Directors and Executive Officers
               of the Registrant.......................................12
Item 11     Executive Compensation.....................................17
Item 12     Security Ownership of Certain
               Beneficial Owners and Management........................17
Item 13     Certain Relationships and
               Related Transactions....................................18


Part IV

Item 14     Exhibits, Financial Statement Schedules
               and Reports on Form 8-K.................................19

                                     PART I


Item 1.  Business

General

         Kagan Media Partners, L.P. (the "Partnership" or the "Registrant") is a Delaware limited partnership formed on November 15, 1988. Kagan Media Capital Inc., a Delaware corporation which is controlled by Mr. Paul Kagan, was the principal Investment Adviser to, and is the Managing General Partner of, the Partnership. Mezzanine Capital Corporation, a Delaware corporation which is a wholly-owned subsidiary of Paine Webber Group Inc., was the Administrative General Partner of the Partnership. The Independent General Partners were Rochelle B. King, Scott N. Ledbetter and Rod Warner. (The Managing General Partner, the Administrative General Partner and the Independent General Partners are collectively referred to herein as the "General Partners.")

         The Managing General Partner, subject to the supervision of the Kagan Executive Committee and the Independent General Partners, was solely responsible for the identification and negotiation of all Partnership investments. In addition, the Managing General Partner had ongoing responsibility for the day-to-day operation and management of the Partnership's investments. The Kagan Executive Committee, which was composed of one representative of each of the Managing General Partner and the Administrative General Partner, was required to approve certain Partnership decisions as described in the Partnership Agreement.

         The Administrative General Partner had overall responsibility for the discharge of all necessary Partnership administrative functions and assisted the Managing General Partner in structuring investments and loans of the Partnership.

         The Partnership elected to operate as a business development company under the Investment Company Act of 1940. The investment objectives of the Partnership are to provide current income and capital appreciation by investing in and offering significant managerial assistance to existing cable television systems and radio and broadcast television stations ("Media Properties"). The Partnership intended to achieve its objectives primarily by acquiring subordinated debt investments with a high current coupon and an equity participation in connection with the financing or acquisition of a Media Property by an unaffiliated Media Property operator.

         It was originally anticipated that the Partnership would be liquidated in 1998 or 1999. However, in December 1995, the Partnership liquidated its investments in Vista/Narragansett Cable, L.P. and Multimedia, Inc. The amounts received composed substantially all of the distribution declared at December 31, 1995, which was paid in February 1996. In August 1996, the sale of the assets of Tele-Media Company of Mid- America, L.P. ("TM-MA") was completed and the Partnership received $3,409,091 for its senior participation instrument. On September 12, 1996, the Partnership sold its two high yield debt investments and two equity investments and in October 1996 received the distribution from the liquidation of the escrow account established in connection with the Vista/Narragansett transaction. The Partnership ceased operations on December 17, 1996. The Partnership made its final liquidating distribution to partners on December 23, 1996 and was in the process of paying off its third party liabilities (See discussion below and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations").

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




                                                             Gross Offering   Net Offering
Date                       Number of Units   Price Per Unit    Proceeds         Proceeds*
----                       ---------------   --------------  --------------   ------------
July 21, 1989                  803,601       $ 20.00          $16,072,020     $13,661,217
December 6, 1989               123,178         20.00            2,463,560       2,094,026
January 25, 1990               126,604         20.00            2,532,080       2,152,268
March 15, 1990                 335,090         20.00            6,701,800       5,771,380
                             ---------                        -----------     -----------
                             1,388,473                        $27,769,460     $23,678,891



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

Investments

      The Partnership sold its remaining investments during 1996 and made its final liquidating distribution to partners in December 1996. (See below and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.)

                                1996 Activity

      The Partnership held a senior-participation instrument from Tele-Media Company of Mid-America, L.P. ("TM- MA") that was in the form of a participating debt investment and consisted of $6 million in principal amount of senior subordinated debt of TM-MA originally due September 30, 2001. The debt, which was subject to certain prepayment provisions, bore current interest at a rate of 14% and contingent interest to be computed under a specified formula.

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

      The TM-MA Sale Agreement was consummated August 30, 1996 and the Partnership received $3,409,091 for its senior participation instrument, which was significantly less than the principal amount of such instrument, but which approximated its recent carrying value. The senior participating investment in TM-MA was the Partnership's largest remaining investment.

      On September 12, 1996, the Partnership sold its two high yield debt investments and two equity investments for proceeds totaling approximately $2,066,000 plus accrued interest, as applicable. Such investments had market values aggregating approximately $2,083,000 at June 30, 1996. The Partnership's last remaining asset, other than short-term US Government Securities and cash, was its interest in an escrow account established in connection with the sale of its interest in Vista/Narragansett Cable, L.P. The escrow account, originally scheduled to be liquidated in December 1996, was paid to the Partnership in October 1996 in the amount of $350,970.

Employees

      The Partnership had no employees. As discussed above, the Operating General Partners and their affiliates managed the Partnership's investments and performed services on behalf of the Partnership. The Operating General Partners were entitled to certain fees and reimbursements of certain out-of-pocket expenses incurred in connection with the performance of these management services. See Item 10 of this Report "Directors and Executive Officers of the Registrant" and Item 13 of this Report, "Certain Relationships and Related Transactions," which are incorporated herein by reference.


Item 2.  Properties

      The Partnership did not own or lease any physical properties. The Partnership, however, used the offices of the Managing General Partner located at 126 Clock Tower Place, Carmel, California 93923.

Item 3.  Legal Proceedings

      In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group, Inc. (together, "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re: PaineWebber Limited Partnerships Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Mezzanine Capital Corp., an affiliate of PaineWebber and the Administrative General Partner in the Partnership.

      The amended complaint in the New York Limited Partnership Actions alleged that, in connection with the sale of interests in the Partnership, PaineWebber and the Administrative

General Partner (1) failed to provide adequate disclosure of the risks involved with the Partnership; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs also alleged that following the sale of the Partnership investments, PaineWebber and the Administrative General Partner misrepresented financial information about the Partnership's value and performance. The amended complaint alleged that PaineWebber and the Administrative General Partner violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the Partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

      On May 30, 1995, the US District Court certified class action treatment of the plaintiffs' claims in the class action entitled, In re: PaineWebber Limited Partnerships Litigation.

      In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York ("District Court") to be used to resolve the litigation. On July 17, 1996, the District Court granted preliminary approval of the proposed settlement of the class action litigation. As part of the class action settlement, PaineWebber agreed to pay $125 million and certain additional consideration to class members. The District Court held hearings on the fairness and adequacy of the settlement in October and November 1996, but has not yet approved the settlement.

      Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber and its affiliates, including the Administrative General Partner, could have been entitled to indemnification from the Partnership for expenses and liabilities in connection with the above litigation. PaineWebber and its affiliates have agreed to not seek any indemnification from the Partnership for any amounts payable in connection with the aforementioned litigation.


Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the Limited Partners of the Partnership, through the solicitation of proxies or otherwise, during the fourth quarter of the period ended December 17, 1996.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

      There is no established trading market for the purchase and sale of the Units and certain transfer restrictions have been implemented to assure that no such organized trading market will develop.

      The number of Limited Partners at December 17, 1996 was 2,442.

      The Partnership declared the following cash distributions to its partners during 1996 and 1995:

    Quarter                            Amount of
  During Which                        Distribution
Distributed Cash  Total Amount of   Per Limited Partner
 Was Generated    Distribution (1)        Unit            Record Date            Payment Date
----------------  ----------------  --------------------  -----------            ------------
4th Quarter 1995  $4,908,743            $3.50             January 31, 1996       February 15, 1996

4th Quarter 1996  $6,991,645            $4.62             November 30, 1996      December 23, 1996
   and prior







---------------------
(1) Includes distributions to the Operating General Partners.

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



                                  As of December 17,
                                  or for the period             As of December 31,
                                    January 1, to                  or Year Ended
                                     December 17                   December 31,
                                  ------------------    ----------------------------------------
                                         1996           1995       1994          1993       1992
                                         ----           ----       ----          ----       ----
                                              (in thousands, except per unit amounts)
Total Investment Income                $  295        $   464   $  1,918       $  3,196    $ 2,217
Net Investment (Loss) Income              (79)            69      1,434          3,452(3)   1,450

Net Realized and Unrealized
Gain (Loss) on Investments                294            387        (72)        (3,234)     1,110
Cash Distributions Declared to          6,992          4,909     14,648          2,244      1,963
Partners
Net Assets                                 --          6,776     11,229         24,515     26,541
Total Assets                            7,085         11,771     12,273         25,150     27,821
Value of Investments                       --          5,540      9,641         23,757     26,595
Per Unit of Limited Partnership
Interest:
Net Investment (Loss) Income             (.06)           .05       1.02           2.46       1.03
Net Realized and Unrealized
Gain (Loss) on Investments                .22            .27       (.05)         (2.30)       .79
Cash Distributions Declared
to Partners (1) (2)                      4.62           3.50      10.44(4)        1.60       1.40
Net Asset Value                        $   --        $  4.46   $   7.64       $  17.11    $ 18.55

--------------
(1)Calculated using the weighted average number of Units outstanding during the respective periods. Actual amounts vary depending upon when specific Units were issued.
(2)Distribution amounts are reflected for the period during which cash for the distribution was generated. A portion of the actual cash distributions are paid subsequent to such period.
(3)The Partnership reversed all previously accrued subordinated management fees and related interest during 1993. As a result, the Partnership reported "negative" total expenses for 1993. (See Note 5 to the Financial Statements, included elsewhere in this Report, for further discussion).
(4)Such amount represents average per Unit of cash distribution for 1994. Cash distribution for the final three quarters of 1994 was made in accordance with investors preferred return accounts and, thus, varied based upon date of admission to the Partnership. For the year, distributions declared ranged from $9.92 per unit to $10.72 per unit depending upon date of admission to the Partnership.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

      The Partnership completed the sale of its five remaining investments during the quarter ended September 30, 1996. In October 1996, the Partnership received $350,970 with respect to its interest in an escrow account established in connection with the sale of its interest in Vista/Narragansett Cable L.P.. The Partnership ceased operations on December 17, 1996 and made its final liquidating distribution on December 23, 1996. The Partnership was in the process of liquidating its third party liabilities.

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

1996 Compared to 1995

      The Partnership's net investment (loss) income was ($79,451) for the period January 1, 1996 to December 17, 1996 (the 1996 Period) as compared to net investment income of $68,818 for the year ended December 31, 1995 (the "1995 Period"). Interest income was $295,304 in the 1996 Period as compared to $464,223 in the 1995 Period. The principal reason for the decrease in interest income and net investment income in 1996 as compared to 1995 was the accretion of interest income relating to the Vista/Narragansett investment for part of the 1995 Period. Total expenses were $374,755 as compared to $395,405 in the 1995 Period and were consistent with the Partnership's level of operations during the liquidation period.

Inflation and Changing Prices

      Inflation has had no material impact on the operations or financial condition of the Partnership from inception through December 17, 1996 although market and worldwide economic conditions and changes in federal regulations have in the past affected the cable industry and thus the Partnership's investment values.

Litigation

      See Item 3, "Legal Proceedings," for a discussion of certain legal actions.


Results of Operations

Investment Income and Expenses

      During 1996, the Partnership's investment income consisted primarily of interest income earned from the two debt investments as well as the undistributed proceeds invested in US Government Securities which were held by the Partnership. Major expenses consisted of professional fees, insurance, the investment advisory fee and Independent General Partners' fees. Professional fees included custodial, legal and audit fees. The Partnership ceased operations on December 17, 1996 and was in the process of liquidating it third party liabilities.

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

Net Unrealized Depreciation on Investments

      The Kagan Executive Committee valued the Partnership's investments on a quarterly basis utilizing a variety of methods. Securities that were publicly traded, and for which market quotations were readily available, were valued based on the highest bid price for such securities as of the last trading day of the fiscal quarter.

      In accordance with portfolio valuation guidelines ("Guidelines") adopted by the General Partners, investments for which market quotations were not readily available were valued at cost (the "Cost Method") unless the Kagan Executive Committee determined that significant events had occurred with respect to such investments which necessitated the use of an alternate valuation methodology. The Managing General Partner was responsible for applying the Guidelines and performing the due diligence necessary to determine whether such significant events had occurred and of presenting to the Kagan Executive Committee its conclusion as to whether the use of the Cost Method was appropriate with respect to any particular investment. The Kagan Executive Committee then determined whether to continue to use the Cost Method for each investment or whether to use an alternate valuation methodology. If the Kagan Executive Committee determined that the use of the Cost Method was not appropriate for a particular investment, then the Managing General Partner developed an alternate valuation methodology and, based upon its analysis, determined the market value of the investment. The Managing General Partner would present to the General Partners its conclusions as to the fair market value for the investment in question and the General Partners would then determine the fair market value for that investment in good faith.

      At December 31, 1995, the Partnership had recorded aggregate net unrealized depreciation of investments of $2,578,888.

Item 8.  Financial Statements and Supplementary Data
                          KAGAN MEDIA PARTNERS, L.P.


List of Financial Statements


                                                                       Page
Report of Independent Accountants                                       F-2

Schedule of Investments in liquidation - December 17, 1996,
   (date operations ceased) and December 31, 1995                       F-3

Statements of Assets and Liabilities in liquidation -
   December 17, 1996, (date operations ceased) and
   December 31, 1995                                                    F-7

Statements of Operations in liquidation for the period
    January 1, 1996 to December 17, 1996, (date
    operations ceased) and the years ended December 31,
    1995 and 1994                                                        F-8

Statements of Cash Flows in liquidation for the period
   January 1, 1996 to December 17, 1996, (date operations
   ceased) and the years ended December 31, 1995 and 1994                F-9

Statements of Changes in Net Assets in liquidation for the
   period January 1, 1996 to December 17, 1996, (date
   operations ceased) and the years ended December 31,
   1995 and 1994                                                         F-10

Financial Highlights in liquidation for the period
   January 1, 1996 to December 17, 1996, (date operations
   ceased) and the years ended December 31, 1995,
   1994, 1993 and 1992                                                   F-11

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Kagan Media Partners, L.P.

      We have audited the accompanying statements of assets and liabilities of Kagan Media Partners, L.P., including the schedule of investments, in liquidation as of December 17, 1996, (date operations ceased) and as of December 31, 1995, and the related statements of operations, cash flows and changes in net assets in liquidation for the period from January 1, 1996 to December 17, 1996 (date operations ceased) and the years ended December 31, 1995 and 1994 and the financial highlights for the period from January 1, 1996 to December 17, 1996 and the four years in the period ended December 31, 1995. These financial statements and financial highlights are the responsibility of the Partnership's General Partners. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audit procedures also included confirmation of investments and cash held by the custodian as of December 17, 1996 and December 31, 1995. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Kagan Media Partners, L.P. in liquidation as of December 17, 1996, (date operations ceased) and as of December 31, 1995 and the results of its operations, its cash flows, changes in its net assets and its financial highlights for each of the respective periods stated in the first paragraph, in conformity with generally accepted accounting principles.


Coopers and Lybrand L. L.P.
New York, New York
December 26, 1996

                           KAGAN MEDIA PARTNERS, L.P.

                             SCHEDULE OF INVESTMENTS

                                DECEMBER 17, 1996

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

                           KAGAN MEDIA PARTNERS, L.P.

                             SCHEDULE OF INVESTMENTS

                                DECEMBER 31, 1995


Principal
Amount/                             Investment         Amortized                     % of Total
Shares        Investment               Date              Cost          Value         Investments
---------     ----------            ----------         ---------       -----         -----------
PARTICIPATING DEBT INVESTMENTS
IN MANAGED COMPANY:

$6,000,000     Tele-Media Company*
               of Mid-America, L.P.,
               14.0% Senior Subordinated
               Notes due 9/30/01      October 1989    $6,030,073       $ 3,400,000        61.4%
                                      ------------    ----------       ----------         -----

      TOTAL PARTICIPATING DEBT
      INVESTMENTS IN MANAGED
      COMPANY (50.2% of net assets)                    6,030,073         3,400,000        61.4
                                                      ----------        ----------        -----

HIGH-YIELD DEBT INVESTMENTS
IN NON-MANAGED COMPANIES:

$1,000,000     Comcast Corporation,
               10.25% Senior
               Subordinated Debentures
               due 10/15/01           April 1992       1,003,585         1,080,000        19.5
                                                       ---------         ---------        -----

$  790,000     Century Communications
               Corporation, 11.875%
               Senior Subordinated
               Debentures due 10/15/03 March 1993        894,255           847,275        15.3
                                                       ---------         ---------        -----


        TOTAL HIGH-YIELD DEBT
        INVESTMENTS IN NON-MANAGED
        COMPANIES (28.5% of net assets)                1,897,840         1,927,275        34.8%
                                                     -----------         ---------       ------



              The accompanying notes are an integral part of these
                              financial statements.

                           KAGAN MEDIA PARTNERS, L.P.

                                DECEMBER 31, 1995

 Principal
 Amount/                                Investment  Amortized               % of Total
 Shares      Investment                    Date       Cost       Value      Investments
 ---------   ----------                 ----------  ---------    -----      -----------
EQUITY INVESTMENTS
IN NON-MANAGED COMPANIES:

8,000 sh.    Tele-Communications, Inc.,
             Class A Common Stock*     August 1993     145,733     159,000         2.8

2,000 sh.    Tele-Communications, Inc.,
             New Liberty Media Group Series A
             Common Stock*             August 1993      45,017      53,500         1.0
                                                    ----------  ----------      ------


        TOTAL EQUITY INVESTMENTS
        IN NON-MANAGED COMPANIES
        (3.1% of net assets)                           190,750     212,500         3.8
                                                     ---------  ----------      ------


        TOTAL INVESTMENTS (81.8%
        of net assets)                              $8,118,663   $5,539,775      100.0%
                                                    ==========   ==========      =====

----------------------
    * Non-income producing security.








              The accompanying notes are an integral part of these
                              financial statements.

                           KAGAN MEDIA PARTNERS, L.P.

           STATEMENTS OF ASSETS AND LIABILITIES, IN LIQUIDATION AS OF

        DECEMBER 17, 1996 (DATE OPERATIONS CEASED) AND DECEMBER 31, 1995


ASSETS:                                                1996              1995
Investments (Notes 2, 6, 7, 8, 9 and 14) -
   Participating debt investments in managed
    Companies, at value (amortized cost -
    6,030,073 in 1995)                               $       -      $  3,400,000
   High-yield debt investments in non-managed
    Companies, at value (amortized cost -                           $  1,897,840
    in 1995)                                                 -         1,927,275
   Equity investments in non-managed companies,
     at value (cost - $190,750 in 1995)                      -           212,500
                                                     ----------     ------------
      Total investments                                      -         5,539,775
Cash and cash equivalents                             7,055,512        6,144,423
Accounts receivable                                      29,760           46,709
Prepaid insurance                                             -          39,795
                                                     ----------      -----------
       Total assets                                  $7,085,272      $11,770,702
                                                     ==========      ===========
LIABILITIES:
Distributions payable to partners                    $7,006,371      $ 4,908,743
Accounts payable and accrued expenses                    45,665           45,698
Investment advisory and analysis fees payable            21,986           25,126
Independent General Partners' fees payable               11,250           14,375
                                                     ---------
       Total liabilities                              7,085,272        4,993,942
                                                     ----------      -----------
Commitments and contingencies (Notes 12)
NET ASSETS (Notes 3 and 10):
Operating General Partners                                    -          582,303
Limited Partners (equivalent to $4.46 per limited
   partnership unit, based on 1,388,473 units
   outstanding at December 31, 1995)                          -       6,194,457
                                                      ----------    ------------
     Net assets                                                -      6,776,760
                                                      ----------    ------------
       Total liabilities and net assets               $7,085,272    $11,770,702
                                                      ==========    ===========


   The accompanying notes are an integral part of these financial statements.

                           KAGAN MEDIA PARTNERS, L.P.

                    STATEMENTS OF OPERATIONS, IN LIQUIDATION

           FOR THE PERIOD FROM JANUARY 1, 1996 TO DECEMBER 17, 1996,

                            (DATE OPERATIONS CEASED)

                 AND THE YEARS ENDED DECEMBER 31, 1995 AND 1994

INVESTMENT INCOME:                                               1996          1995         1994
                                                                 ----          ----         ----
Income:
   Interest                                               $   295,304    $   464,223    $ 1,917,789
                                                          -----------    -----------    ----------
      Total investment income                                 295,304        464,223      1,917,789
                                                          -----------    -----------    ----------
Expenses:
   Investment advisory fees (Note 4)                          101,135        100,507         95,721
   Amortization of deferred organization expenses                   -              -         90,952
   Insurance expense                                           76,612         78,330         83,241
   General and administrative expenses                         76,800         56,068         76,801
   Professional fees                                           48,333         85,500         62,007
   Independent General Partners' fees (Note 5)                 71,875         75,000         75,000
                                                          -----------    -----------    ----------
       Total expenses                                         374,755        395,405        483,722
                                                          -----------    -----------    -----------
NET INVESTMENT (LOSS) INCOME                                  (79,451)        68,818      1,434,067
                                                          -----------    -----------    -----------
REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS:
Net realized (loss) gain on investments (Notes 6,          (2,284,552)    (3,236,259)     1,087,308
 7, 8, 9 and 14)
Reversal of reserve for unrealized depreciation
   established in prior periods                             2,578,888             --             --
Net increase (decrease) in unrealized appreciation of
   investments                                                      -      3,623,448     (1,159,242)
                                                          -----------    -----------     ----------
Net gain (loss) on investments                                294,336        387,189        (71,934)
NET INCREASE IN NET ASSETS
     RESULTING FROM OPERATIONS                            $   214,885    $   456,007     $1,362,133
                                                          ===========    ===========     ==========





              The accompanying notes are an integral part of these
                              financial statements.

                           KAGAN MEDIA PARTNERS, L.P.

                    STATEMENTS OF CASH FLOWS, IN LIQUIDATION

           FOR THE PERIOD FROM JANUARY 1, 1996 TO DECEMBER 17, 1996,

                            (DATE OPERATIONS CEASED)

                 AND THE YEARS ENDED DECEMBER 31, 1995 AND 1994


                                                                1996          1995          1994
                                                                ----          ----          ----
                                                                     (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net increase in net assets resulting from operations        $214,885    $   456,007    $  1,362,133
  Adjustments to reconcile net increase in net assets
   resulting from operations to net cash provided by
   operating activities:
     Amortization of discounts and premiums on
      investments                                               8,678        (192,822)       (367,310)
     Amortization of deferred organization expenses                  -               -          90,952
     Decrease in accounts receivable                           16,949           3,970         194,375
     Decrease in prepaid insurance                             39,795           6,226             392
     (Decrease) increase in accounts payable                      (33)         (2,740)         11,708
      accrued expenses
     (Decrease) increase in investment advisory fees           (3,140)          1,196           1,139
      payable
     Decrease in Independent General Partner's fees
      payable                                                  (3,125)              -               -
   Net realized loss (gain) on investments                  2,284,552       3,236,259      (1,087,308)
   Reversal of reserve for unrealized depreciation
      established in prior periods                         (2,578,888)              -               -
   Net (increase) decrease in unrealized appreciation
      of investments                                                -      (3,623,448)      1,159,242
                                                          -----------    ------------    ------------
     Total adjustments                                       (235,212)       (571,359)          3,190
                                                          -----------    ------------    ------------
      Net cash (used in) provided by operating                (20,327)       (115,352)      1,365,323
      activities                                          -----------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposition of investments, net             5,825,433       4,891,624      14,410,834
                                                          -----------    ------------    ------------
    Net cash provided by investing activities               5,825,433       4,891,624      14,410,834
CASH FLOWS USED IN FINANCING ACTIVITIES:
   Cash distributions paid to partners                     (4,894,017)       (957,256)    (14,251,438)
                                                          -----------    ------------    ------------
    Net cash used in financing activities                  (4,894,017)       (957,256)    (14,251,438)
                                                          -----------    ------------    ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                     911,089       3,819,016       1,524,719
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD
                                                            6,144,423       2,325,407         800,688
                                                          -----------    ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD
                                                          $ 7,055,512    $  6,144,423    $  2,325,407
                                                          ===========    ============    ============
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Dividends declared but unpaid                           $ 7,006,371(1) $  4,908,743    #    957,256


(1) Paid in late December 1996

   The accompanying notes are an integral part of these financial statements.

                           KAGAN MEDIA PARTNERS, L.P.

               STATEMENTS OF CHANGES IN NET ASSETS, IN LIQUIDATION

           FOR THE PERIOD FROM JANUARY 1, 1996 TO DECEMBER 17, 1996,

                            (DATE OPERATIONS CEASED)

                 AND THE YEARS ENDED DECEMBER 31, 1995 AND 1994


 INVESTMENT INCOME:                                   1996           1995               1994
                                                      ----           ----               ----
Increase in net assets resulting from operations:
  Net investment (loss) income                       $  (79,451)   $      68,818     $1,434,067
  Net realized (loss) gain on investments            (2,284,552)      (3,236,259)     1,087,308

  Reversal of reserve for unrealized depreciation
   established in prior periods                       2,578,888               -               -

  Net increase (decrease) in unrealized appreciation
   of investments                                             -        3,623,448     (1,159,242)
                                                     ----------    -------------    ------------
  Net increase in net assets resulting from
   operations                                           214,885          456,007       1,362,133
Distributions payable to partners from  -
  Net cash from operations                             (157,482)        (899,961)    (1,262,247)
  Net cash from capital transactions                 (6,834,163)      (4,008,782)    (13,385,448)
                                                    ------------    ------------   -------------

  Total decrease in net assets                       (6,776,760)      (4,452,736)    (13,285,562)
Net Assets:
                                                    -----------     ------------    ------------
  Beginning of period                                 6,776,760       11,229,496     24,515,058
                                                    -----------     ------------    ------------
 End of period, including undistributed
    investment income of $0, $236,933
    and $1,278,076 in 1996, 1995 and
    1994, respectively                              $         -      $ 6,776,760    $11,229,496

                                                    ============     ===========    ===========







         The accompanying notes are an integral part of these financial statements.

                           KAGAN MEDIA PARTNERS, L.P.

                              FINANCIAL HIGHLIGHTS

                                         For the
                                    Period January 1 to
                                       December 17       For the Years Ended December 31
                                    -------------------  -------------------------------
                                       1996        1995        1994        1993        1992
                                       ----        ----        ----        ----        ----
Per Unit Data:
  Investment income                 $    .21    $     .33     $    1.37   $     2.28    $   1.58
  Expenses                              (.27)        (.28)         (.35)         .18(1)     (.55)
                                    --------    ---------     ---------   ----------    ---------
   Net investment loss income           (.06)         .05          1.02         2.46        1.03
  Net realized (loss) gain on
   investments                         (1.63)       (2.31)          .78         1.81        1.23
  Reversal of reserve for unrealized
   depreciation established in prior
   periods                              1.85            -               -          -           -
  Net increase (decrease) in
   unrealized appreciation of
   investments                             -          2.58           (.83)       (4.11)      (.44)
  Cash distributions declared to
   partners                            (4.62)        (3.50)        (10.44)(2)    (1.60)      (1.40)
                                    ---------   ----------     ----------    ----------  ---------
  Net (decrease) increase in net
   asset value                         (4.46)        (3.18)         (9.47)       (1.44)        .42
  Net asset value:
   Beginning of period                  4.46          7.64          17.11        18.55       18.13
                                    --------    ----------                   ---------
   End of period                    $      -    $     4.46     $     7.64    $   17.11   $   18.55
                                    ========    ==========     ==========    =========   =========
Ratios:
  Ratio of expenses to average         11.06%         4.39%          2.71%       (0.99)%      2.93%
   assets
  Ratio of net investment income to
   average net assets                    -(4)          .76%          8.02%       13.39%       5.55%

   Total investment return (3)           -(4)         5.06%          7.84%        .90%        9.92%
Number of limited partnership units
  at end of period                  1,388,473    1,388,473      1,388,473    1,388,473   1,388,473


-------------------
(1) The Partnership reversed all previously accrued subordinated management fees and related interest during 1993. As a result, the Partnership reported "negative" total expenses.
(2) Represents average of distributions declared to partners for 1994. Actual distributions per unit for 1994 were based upon investors preferred return accounts and ranged from of $9.92 per unit to $10.72 per unit.
(3) Total investment return was computed as the ratio of increase in net assets resulting from operations over the average net assets during the period presented.
(4) The Partnership reported net investment loss for the Period.

              The accompanying notes are an integral part of these
                              financial statements.

                           KAGAN MEDIA PARTNERS, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 17, 1996




1.    ORGANIZATION AND PURPOSE

         Kagan Media Partners, L.P. (the "Partnership"), a Delaware limited partnership, was organized on November 15, 1988 to operate as a business development company under the Investment Company Act of 1940. The Partnership's operations commenced on July 21, 1989.

         Kagan Media Capital Inc., a Delaware corporation which is controlled by Mr. Paul Kagan, was the principal Investment Adviser to, and was the Managing General Partner of, the Partnership. Mezzanine Capital Corporation, a Delaware corporation which is a wholly-owned subsidiary of Paine Webber Group Inc., has been the Administrative General Partner of the Partnership.

         The Managing General Partner, subject to the supervision of the Kagan Executive Committee and the Independent General Partners, was solely responsible for the identification and negotiation of all Partnership investments. In addition, the Managing General Partner had ongoing responsibility for the day-to-day operation and management of the Partnership's investments. The Kagan Executive Committee, which was composed of one representative of each of the Managing General Partner and the Administrative General Partner, approved certain Partnership decisions as described in the Partnership Agreement.

         The Administrative General Partner had overall responsibility for the discharge of all necessary Partnership administrative functions and assists the Managing General Partner in structuring investments and borrowings of the Partnership.

         The investment objectives of the Partnership were to provide current income and capital appreciation by investing in and offering significant managerial assistance to existing cable television systems and radio and broadcast television stations ("Media Properties"). The Partnership sought to achieve its objectives by acquiring subordinated debt investments with a high current coupon and an equity participation in connection with the financing or acquisition of a Media Property by an unaffiliated Media Property operator. The Partnership also acquired certain preferred equity interests in joint ventures formed with a Media Property operator to acquire and operate a Media Property; and to a limited extent, invested in other equity and debt securities of media companies. Managed companies were those to which significant managerial assistance was offered.

         While the Partnership must be terminated no later than July 21, 2001 (subject to the approval of a majority of the Limited Partners interests, if such approval is required under the Investment Company Act of 1940), it was originally anticipated that the Partnership would be liquidated in 1998 or 1999.

         The Partnership sold its remaining investments and ceased operations as of December 17, 1996.

                            KAGAN MEDIA PARTNERS, L.P.

                                 DECEMBER 17, 1996

2.    SIGNIFICANT ACCOUNTING POLICIES
      Basis of Presentation The Partnership maintained its accounting records, prepared financial statements and filed its tax returns on the accrual basis of accounting. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates related to the valuation of certain investments.

      Valuation of Investments High-yield debt investments and other securities in non-managed companies for which market quotations are readily available were valued at their then current market value, which was determined by the highest bid price for such securities as of the last trading day of the fiscal quarter.

      Participating debt investments and other securities in managed companies for which market quotations are not readily available were valued at fair value as determined in good faith by the Managing General Partner in accordance with valuation guidelines approved by the Independent General Partners. Each such investment was valued initially based upon its cost to the Partnership ("cost method"). The cost method was used until significant developments affecting the investment necessitated revaluation of the investment based on an alternate valuation method.

      Investment Transactions The Partnership invested primarily in high-yield, privately placed debt investments issued as mezzanine financing in connection with the refinancing or acquisition of a Media Property by an unaffiliated operator. The risk of loss upon default by an issuer was greater than with investment grade securities because high-yield securities are generally unsecured and are usually subordinated to other creditors of the issuer. Also, these issuers usually had higher levels of indebtedness and are more sensitive to adverse economic conditions than investment grade issuers. There generally were no quoted markets for these securities.

      Although the Partnership could not eliminate the risks associated with its investment in these high-yield securities, it established risk management procedures. The Partnership made only those investments that were recommended by the Managing General Partner and that met the Partnership's investment guidelines or that had otherwise been approved by the Independent General Partners. The Partnership also had procedures in place to continually monitor its issuers.

      Cash and Cash Equivalents For purposes of the Statements of Assets and Liabilities and the Statements of Cash Flows, the Partnership considered all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. These temporary investments were recorded at cost, which approximated fair market value. The Partnership placed its cash investments in short-term US government securities, which are held in trust at one financial institution.

                            KAGAN MEDIA PARTNERS, L.P.

                                 DECEMBER 17, 1996


      Interest Receivable on Notes Notes were placed on non-accrual status in the event of a default (after any applicable grace period expires) or if the Operating General Partners (See Note 3 below) determined that there was no reasonable expectation of collecting the interest.

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

4.    INVESTMENT ADVISORY AND ANALYSIS FEES
      As the Partnership's principal Investment Adviser, the Managing General Partner was responsible for the identification of investments and all other investment advisory services necessary for the operation of the Partnership in carrying out its investment objectives and policies. As compensation for its services, the Investment Adviser received an annual investment advisory fee which initially was $75,000, escalating by an amount equal to 5% of the prior year's annual fee in each calendar year. The investment advisory fees attributable to the period ended December 17, 1996 and the years ended December 31, 1995, and 1994 of $101,135, $100,507 and $95,721, respectively, were charged to operations and paid.


5.    INDEPENDENT GENERAL PARTNERS' FEES

      As compensation for services rendered to the Partnership, each of the three Independent General Partners received a fee of $6,250 per quarter, plus out-of-pocket expenses. Fees of $71,875 for the period ended December 17, 1996 and $75,000 per year for each of the years ended December 31, 1995 and 1994, were charged to operations and paid.


6.    VISTA/NARRAGANSETT SALE
      In January 1990, the Partnership acquired $6,800,000, 15.5% Senior Subordinated Notes (the "Notes") of Vista/Narragansett Cable, L.P. ("Vista/Narragansett") due January 8, 1995. Under the

                            KAGAN MEDIA PARTNERS, L.P.

                                 DECEMBER 17, 1996

terms of the Notes, interest at the rate of 12.75% per annum was payable currently with the balance of interest (2.75% per annum) added to the principal balance of the Notes. On May 1, 1991, Vista/Narragansett ceased making interest payments. A restructuring agreement of Vista/Narragansett's capital structure was reached during 1992 and was executed in March 1993.

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

      In late March 1995 the Partnership was advised by the management of Vista/Narragansett that a third party offer for purchase of the assets of Vista/Narragansett had been received on March 22, 1995. The Partnership agreed to allow management of Vista/Narragansett to pursue the offer. On June 14, 1995, management of Vista/Narragansett signed a letter of intent to accept the offer, and on August 8, 1995, entered into a purchase and sale agreement. On December 29, 1995, the sale of the assets of Vista/Narragansett was consummated. The Partnership received proceeds of $4,778,499 as its share of the distributed proceeds from the sale. In addition, the Partnership was entitled to receive a portion of any amounts remaining in a $400,000 escrow account established by Vista/Narragansett at closing to provide collateral to the buyer in respect of Vista/Narragansett's compliance with its representations and warranties. The Partnership received $350,970 as its share of the escrow account in October 1996.


7.    TM-MA INVESTMENT
      The Partnership held a senior-participation instrument from Tele-Media Company of Mid-America, L.P. ("TM- MA") that was in the form of a participating debt investment and consisted of $6 million in principal amount of senior subordinated debt of TM-MA originally due September 30, 2001. The debt, which was subject to certain prepayment provisions, bore current interest at a rate of 14% and contingent interest to be computed under a specified formula.

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

      The TM-MA Sale Agreement was consummated August 30, 1996 and the Partnership received $3,409,091 for its senior participation instrument, which was significantly less than the principal amount of such instrument, but which approximated its recent carrying value.


8.    PREPAYMENT - TELE-MEDIA BROADCASTING COMPANY OF AMERICA

      On June 13, 1994, Tele-Media Broadcasting Company of America ("Tele-Media Broadcasting") prepaid its April 28, 1996 20% Senior Subordinated notes owned by the Partnership. The Partnership had originally acquired $6,000,000 principal amount of Tele-Media Broadcasting notes in April 1993 in exchange for certain other securities. Because the Tele-Media Broadcasting notes would not have been allowed to be prepaid under the terms of the notes until April 1995, the Partnership was able to negotiate favorable prepayment terms. Under the terms of the prepayment agreement, the Partnership received aggregate gross proceeds of $7,406,974 composed of the original principal of $6,000,000, accrued and deferred interest aggregating $518,333, a contractual prepayment penalty of $120,000 and a negotiated prepayment fee of $768,641.


9.    PREPAYMENT - CABLEVISION SYSTEMS SERVICES CORPORATION

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

                            KAGAN MEDIA PARTNERS, L.P.

                                 DECEMBER 17, 1996

principal of $7,232,769, accrued interest of $175,172 from June 30, 1994 through September 6, 1994 and the contractual 2% prepayment premium of $243,338.


10.   ALLOCATION OF NET ASSETS
      The following schedule summarizes the allocation of net assets between the Limited Partners and the Operating General Partners and the final distribution:


                                                         Operating
                                                           General        Limited
                                                          Partners        Partners         Total
                                                         ---------        --------         -----
Balance, December 31, 1993                              $   759,684    $ 23,755,374    $ 24,515,058
Allocation of net investment income                          14,341       1,419,726       1,434,067
Allocation of net realized gain on investments               10,873       1,076,435       1,087,308
Allocation of increase in net unrealized depreciation
   of investments                                           (11,592)     (1,147,650)     (1,159,242)
Cash distributions declared to partners                    (146,476)    (14,501,219)    (14,647,695)
                                                        -----------    ------------    ------------
Balance, December 31, 1994                              $   626,830    $ 10,602,666    $ 11,229,496
Allocation of net investment income                             688          68,130          68,818

Allocation of net realized loss in investments              (32,363)     (3,203,896)     (3,236,259)

Allocation of increase in net unrealized
     appreciation of investments                             36,235       3,587,213       3,623,448
Cash distributions declared to partners                     (49,087)     (4,859,656)     (4,908,743)
                                                        -----------    ------------    ------------
Balance, December 31, 1995                              $   582,303    $  6,194,457    $  6,776,760
Allocation of net investment loss                              (795)        (78,656)        (79,451)
Allocation of net realized loss in investments              (22,846)     (2,261,706)     (2,284,552)
Allocation of reversal of unrealized depreciation
   established in prior years                                18,238       2,560,650       2,578,888

Cash distributions declared to partners                    (576,900)     (6,414,745)     (6,991,645)
                                                        -----------    ------------    ------------
Balance, December 17, 1996                                       --              --               --
                                                        ===========    ============    =============

                           KAGAN MEDIA PARTNERS, L.P.

                                DECEMBER 17, 1996




11.   RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

      The following is a reconciliation of the net increase in net assets resulting from operations as shown in the accompanying financial statements to the taxable income reported for federal income tax purposes:

                                                                             1996             1995           1994
                                                                             ----             ----           ----
Net increase in net assets resulting from operations
   per financial statements                                             $   214,885      $   456,007    $1,362,133
Increase (decrease) resulting from:
Loss on sale of investments                                              (2,956,739)      (3,896,146)           --
Unrealized depreciation of investments including
   interest                                                                      --          468,003     1,159,242
Accrued interest receivable                                                (420,000)         210,000            --
Amortization of bond discounts                                                               243,267       618,344
Other                                                                       (22,347)          (8,750)        5,993
                                                                        -----------      -----------    ----------
Taxable (loss) income per federal income tax return                     $(3,184,201)(1)  $(2,527,619)   $3,145,712
                                                                        ===========      ===========    ==========

(1) Does not include the write-off of syndication costs aggregating $4,058,674 to be recognized by limited partners in conjunction with the liquidation


12.   LITIGATION

      In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group, Inc. (together, "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re: PaineWebber Limited Partnerships Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Mezzanine Capital Corp., an affiliate of PaineWebber and the Administrative General Partner in the Partnership.

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

                           KAGAN MEDIA PARTNERS, L.P.

                                DECEMBER 17, 1996


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

      In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York ("District Court") to be used to resolve the litigation. On July 17, 1996, the District Court granted preliminary approval of the proposed settlement of the class action litigation. As part of the class action settlement, PaineWebber agreed to pay $125 million and certain additional consideration to class members. The District Court held hearings in the fairness and adequacy of the settlement in October and November 1996, but has not yet approved the settlement.

      Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber and its affiliates, including the Administrative General Partner, could have been entitled to indemnification from the Partnership for expenses and liabilities in connection with the above litigation. PaineWebber and its affiliates have agreed to not seek any indemnification from the Partnership for any amounts payable in connection with the aforementioned litigation.


13.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      SFAS 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value of certain financial instruments, whether or not reported on the balance sheet. Where quoted market prices are available the values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used including the discount rate and estimates of future cash flows. In addition, SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. The aggregate fair value amounts presented do not purport to represent and should not be considered representative of the underlying market value of the Partnership.

      The methods and assumptions used to estimate the fair value of each class of the financial instruments are described below.

                           KAGAN MEDIA PARTNERS, L.P.

                                DECEMBER 17, 1996

      Cash equivalents. For cash and investments in government securities, the carrying value approximates fair value due to their short maturities.

      Liabilities, including distributions payable to partners. For liabilities, the carrying value approximates fair value due to their short maturities.


14.   PARTNERSHIP LIQUIDATION - OTHER INVESTMENT SALES

      On September 12, 1996, the Partnership sold its two high yield debt investments and two equity investments for proceeds totaling approximately $2,066,000 plus accrued interest, as applicable. Such investments had market values aggregating approximately $2,083,000 at June 30, 1996. The Partnership's last remaining asset, other than short-term US government securities and cash, was its interest in an escrow account established in connection with the sale of its interest in Vista/Narragansett Cable, L.P. The Partnership's interest in the escrow account, originally scheduled to be liquidated in December 1996, was paid in October 1996 in the amount of $350,970. On December 23, 1996, in accordance with the Partnership Agreement, the Partnership made a final distribution to limited partners of $4.62 per Unit and distributed an aggregate $576,900 distribution to the Operating General Partners. The Partnership had liquidated or was in the process of liquidating its third party liabilities at that time.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There were no changes in accountants or disagreements with accountants with respect to accounting or financial disclosure issues during 1996.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      The Partnership had no officers or directors. The General Partners of the Partnership jointly managed and controlled the affairs of the Partnership and had general responsibility and authority in all matters affecting its business.

      Information concerning the directors and executive officers of the Operating General Partners and the Independent General Partners is as follows:


                            Kagan Media Capital Inc.

        Name                                   Positions Held
        ----                                   --------------
Paul Kagan                                  President and Director
Sharon B. Armbrust                          Vice President
Larry Gerbrandt                             Vice President
Norman Glaser                               Vice President, Chief Financial
                                            and Director
Jo Ann Suyematsu                            Vice President and Secretary


Mr. Paul Kagan, age 59, is President and Director of Paul Kagan Associates, Inc. ("PKA"), Kagan Seminars, Inc., Kagan Capital Management, Inc. Cygnus Publishing Company, Inc., Kagan Media Appraisals, Inc., Kagan Entertainment, Inc., Camelot Cable II, Inc., and Kagan Financial Management, Inc. Mr. Kagan is also Chairman of the Board of Directors of Baseline II, Inc. As President of Kagan Capital Management, Mr. Kagan serves as the portfolio manager for the Kagan Stock Fund and Kagan Capital Management's managed accounts. Mr. Kagan holds seminars on a variety of media subjects, including cable television, pay television, broadcasting, motion pictures and home video. PKA currently publishes 29 newsletters on various communications and media disciplines, including CABLE TV INVESTOR and BROADCAST INVESTOR, the only continuing publications analyzing the values of public and private cable television and broadcast companies. Over the past two decades, Mr. Kagan and his staff have appraised cable television and broadcast properties, totaling over $6 billion, on contract assignment, as well as many times that amount through information analyses in various publications of affiliates. Mr. Kagan has worked in the communications media industry since 1958. Prior to forming PKA in 1969, Mr. Kagan was a broadcasting-cable television securities analyst for E.F. Hutton & Company Inc. Mr. Kagan has held executive positions with the Radio Advertising Bureau, CBS Radio and WOR-FM Radio, all in New York. Earlier, Mr. Kagan held editorial positions with the Endicott (NY) Daily Bulletin and the Binghamton
(NY) Morning Sun, as well as staff and executive positions with WENE-AM Radio in Endicott, NY and WBRX-AM in Berwick, PA. Mr. Kagan has contributed over 100 articles on investment and finance to Barrons and the National Observer. Mr. Kagan is a member of the New York Society of Security Analysts, a fellow of the Financial Analysts Federation and an associate member of the Broadcasting Financial Management Association. Mr. Kagan received a Bachelor of Arts degree in Communications from Hunter College.

         Sharon B. Armbrust, age 52, is Vice President - Investment Research, and Senior Analyst for a number of PKA publications, including CABLE TV INVESTOR, CABLE TV FINANCE, WIRELESS TELECOM INVESTOR, WIRELESS MARKET STATS, INTERNATIONAL CELLULAR and ASIA PACIFIC TELECOM INVESTOR. Mrs. Armbrust joined PKA in April 1979, and earlier held positions as Editorial Director, Director and Vice President of Research. Mrs. Armbrust is responsible for PKA cable TV and telecommunication stock analysis and is also the executive editor for a number of cable and wired/wireless Telecom special reports and data books published by PKA. In addition, Mrs. Armbrust acts as a consultant in strategic planning and the appraisal of private market values for cable TV, cellular, ESMR (enhanced specialized mobile radio), paging and other telecommunication areas. Prior to joining PKA, Mrs. Armbrust was a regional operations manager and budget analyst for a national retailing firm. Earlier, Mrs. Armbrust was employed as a systems analyst for the State of Maryland. Mrs. Armbrust holds a Bachelor of Science degree from the University of Michigan and a Master of Arts degree from The John Hopkins University.

         Larry Gerbrandt, age 44, is Vice President for PKA and is responsible for the company's entertainment research and special reports division. Mr. Gerbrandt joined PKA in 1984. Mr. Gerbrandt also serves as a Vice President of Cygnus Publishing Company, Inc., an affiliate of Kagan Media Capital. Mr. Gerbrandt is Senior Analyst for ten Kagan newsletters, including CABLE TV PROGRAMMING, CABLE TV ADVERTISING, TV PROGRAM INVESTOR, MOTION PICTURE INVESTOR, CABLE NETWORK INVESTOR and THE PAY TV NEWSLETTER and oversees PKA's special report division. In addition, Mr. Gerbrandt serves as a specialist in the appraisal of programming networks and television and motion picture libraries and also as a strategic consultant in these areas. Mr. Gerbrandt's broad knowledge of television programming trends has made him a frequently quoted source in such national publications as Time Magazine, Newsweek, The New York Times and The Wall Street Journal. Mr. Gerbrandt's other duties include moderating Kagan Seminars, Inc. seminars on such topics as pay-per-view, cable programming trends and television program finance. Prior to joining PKA, Mr. Gerbrandt held executive positions with the cable division of Orion Broadcast Group and Brimstone Films, a Dallas, Texas-based production company he helped found in 1980. While at Brimstone, Mr. Gerbrandt was an award-winning producer of television commercials, industrial films, museum documentaries and live television events. Mr. Gerbrandt is an award-winning fine arts photographer. Mr. Gerbrandt holds a Bachelor of Arts degree in Business Administration from Loretto Heights College in Denver, Colorado.

         Jo Ann Suyematsu, age 46, is Vice President - Client Relations of Kagan Capital Management. Mrs. Suyematsu has been associated with PKA since 1984 (and also was employed by the firm from 1978 to 1983). Mrs. Suyematsu is responsible for the administration of all managed accounts and the Kagan Stock Fund, and acts as a liaison with clients. Mrs. Suyematsu also serves as Vice President - Administration of PKA. From November 1983 to April 1984, Mrs. Suyematsu served as an executive secretary at Vail National Bank in Vail, Colorado. Prior to joining PKA in 1978, Mrs. Suyematsu had been associated with Boulder National Bank, Boulder, Colorado; the Los Angeles office of Continental Illinois National Bank and Trust Company of Chicago; and Continental Bank International-Pacific, also in Los Angeles. Mrs. Suyematsu holds a Bachelor of Science degree in Radio, Television and Film from Temple University's Annenberg School of Communications.

                          Mezzanine Capital Corporation


      Name                             Positions Held
      ----                             --------------
Gerald F. Goertz, Jr.                  President and Director

Clifford B. Wattley                    Vice President, Assistant Secretary
                                       and Director

Stephen R. Dyer                        Vice President, Assistant Secretary
                                       and Director

Joseph P. Ciavarella                   Vice President, Secretary, Treasurer
                                       and Chief Financial and Accounting
                                       Officer


         Gerald F. Goertz, Jr., age 39, is the President and a Director of Mezzanine Capital Corporation. Mr. Goertz joined PaineWebber Incorporated in December 1990 and holds the position of Senior Vice President and Director of Private Investments. Prior to joining PaineWebber Incorporated, Mr. Goertz was associated with CG Realty Advisors and The Freeman Company. He received his Bachelor of Arts degree in Business Administration in 1979 from Vanderbilt University and his Juris Doctorate and Masters of Business Administration from Memphis State University in 1982.

         Clifford B. Wattley, age 47, is a Vice President. Assistant Secretary and a Director of Mezzanine Capital Corporation. Mr. Wattley is a Corporate Vice President with PaineWebber Incorporated, having joined the firm in 1986. He also was employed previously by Paine, Webber, Jackson & Curtis from 1979 to 1980. From 1986 to 1992, Mr. Wattley participated in PaineWebber's Principal Transactions Group. From 1992, Mr. Wattley has been a member of the Private Investment Department. He holds a Bachelor of Science degree in engineering from Columbia University and a Masters in Business Administration from Harvard University.

         Stephen R. Dyer, age 37, is a Vice President, Assistant Secretary and a Director of Mezzanine Capital Corporation. He joined PaineWebber Incorporated in June 1988 as a Divisional Vice President and is currently a Corporate Vice President. Prior to joining PaineWebber Incorporated, Mr. Dyer had been employed, since June 1987, as an Assistant Vice President in the Retail National Products Group of L.F. Rothschild & Co. Incorporated. Prior to joining L.F. Rothschild, he was employed, beginning in January 1985, as an Associate in the Real Estate Department of Thomson McKinnon Securities Inc. From July 1981 to August 1983, Mr. Dyer was on the audit staff of the accounting firm of Arthur Young & Company. He received his Bachelor of Science degree in Accounting in 1981 from Boston College and a Masters of Business Administration from Indiana University in December 1984. Mr. Dyer is a Certified Public Accountant.

         Joseph P. Ciavarella, age 41, is Vice President, Secretary, Treasurer and Chief Financial and Accounting Officer of the Administrative General Partner. He joined PaineWebber Incorporated in May 1994 as a Corporate Vice President. Immediately prior to joining PaineWebber Incorporated, he was associated from August 1993 to May 1994 with the Aviation Capital Group. From 1983 to 1993, he was a financial officer of Integrated Resources Inc. and a senior officer in the Equipment Leasing Division, Aircraft Finance and Capital Markets areas. He is a graduate of Hofstra University and is a Certified Public Accountant.

                         Independent General Partners


A.    Rochelle B. King

      Rochelle B. King, age 59, is President and sole shareholder of King Investment Banking Services, Inc. King Investment Banking Services, Inc., a Delaware corporation, was established in January 1989 to provide consulting and other services to the broadcasting, media and communications industries. The firm provides services relating to all types of project financing, including raising equity and arranging senior, subordinated and mezzanine debt financing, and, in appropriate acquisitions, high-yield debt. Services include pre-acquisition analysis, transaction evaluation and structuring, marketing and investor presentations and document supervision. Ms. King was formerly a Vice President of Merrill Lynch & Co. until December 1988. Ms. King joined Merrill Lynch Pierce Fenner & Smith in 1983 and served as a Tax Marketing Specialist until joining Merrill Lynch Investment Banking in 1985. Beginning in 1986, Ms. King devoted all of her time to providing investment banking services to ML Media Partners, L.P. and ML Media Opportunity Partners, L.P., two publicly funded media blind pool partnerships which raised almost $300,000,000 in equity and acquired approximately $750,000,000 in media properties through leveraged acquisitions. Ms. King is a registered securities broker. Before joining Merrill Lynch Pierce Fenner & Smith, Ms. King was a corporate and securities lawyer at Phillips, Nizer, Benjamin, Krim & Ballon from 1979 to 1983 and at Simpson Thacher & Bartlett from 1977 to 1979. Ms. King received a Bachelor of Arts degree from Queens College, C.U.N.Y., and a J.D. degree from the University of Pennsylvania Law School.

B.    Scott N. Ledbetter

      Scott N. Ledbetter, age 46, is a cofounder of Columbia International, Inc., an owner and operator of cable television systems throughout the United States, and has served as a director and chief financial officer since 1984 and chief operating officer since 1990. Before joining Columbia International, Inc., Mr. Ledbetter served as Vice President and Chief Financial Officer for Page America Group, Inc., a radio common carrier in the radio communications business, from July 1984 to December 1984, and served as Vice President and Chief Financial Officer for United Artists Cablesystems Corporation, a multiple cable television system operator, from 1979 to July 1984. Mr. Ledbetter also served as chairman of the Financial Affairs Committee of the National Cable Television Association from 1982 to 1984 and, in 1987, was elected as a Representative to the governing body of Greenwich, Connecticut. Mr. Ledbetter received a Bachelor of Arts degree from Duke University in 1973 and a Masters degree in Business Administration from Columbia University in 1975.

C.    Rod Warner

      Rod Warner, age 61, the sole shareholder of The R Corporation, has served as President and director of the company since establishing the company in 1981 and is a Director and a Shareholder of Wireless Cable of Florida, Inc., since August of 1989. The R Corporation is a marketing consulting firm which serves cable television and broadcast clients who require marketing, promotion and programming advisory services. The R Corporation's services primarily are directed toward subscriber acquisition, retention and audience building problems of independent and multiple cable television system operators, satellite pay and basic programming services and commercial television stations. Through its Direct Sales Division, The R Corporation contracts for door-to-door sales campaigns selling entertainment channels, home computers, home security systems and stereo modules to cable television subscribers. Wireless Cable of Florida, Inc. was formed to compete with conventional coaxial cable systems by assembling and operating microwave channels to deliver cable programming over-the-air to subscribers. The effort is focused in the Southeast where the company has assembled channels for "wireless cable" in Ft. Pierce, Pensacola and Sarasota, Florida and Savannah, Georgia. Mr. Warner served as a consultant for the start-up of pay television services in England and Ireland and provided similar consulting services in the Caribbean. Mr. Warner received a Bachelor of Arts degree from Ohio Wesleyan University in 1957 and a Master of Arts degree from Ohio State University in 1961.

Item 11. Executive Compensation

      No compensation was paid by the Partnership to the officers and directors of the Operating General Partners. See Item 13 below for a description of the compensation and fees paid to the General Partners and their affiliates by the Partnership during 1996.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         (a) No person was known by the Partnership to be the beneficial owner of more than 5% of the Units of the Partnership. The Partnership had no directors or officers, and neither of the Operating General Partners of the Partnership nor their directors beneficially owned any Units. ATL, Inc., an Affiliate of the Administrative General Partner, owned 23,725 Units at December 17, 1996. Such Units were purchased pursuant to legal settlements with certain limited partners.

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

         (b) The following table sets forth the number of Units beneficially owned by the Independent General Partners and by all the General Partners and their directors.

                                             Amount and Nature               Percent
                Name                      of Beneficial Ownership           of Class
                ----                      -----------------------           --------
Independent General Partners
Scott N. Ledbetter                                500                           *
Rod Warner                                        250**                         *
All General Partners, and their directors         750                           *
and officers as a group (2 persons)

---------
*  Less than 1% of class.
** Owned by Victoria Warner, the wife of Rod Warner.

         (c) The Partnership knows of no arrangements, the operation of the terms of which may at a subsequent date result in a change in control of the Partnership.

Item 13. Certain Relationships and Related Transactions

         The General Partners and their affiliates received certain types of compensation, fees, or other distributions in connection with the operations of the Partnership. The fees and compensation were determined in accordance with the applicable provisions of the Partnership Agreement.

         Following is a summary of the amounts paid or payable to the General Partners and their affiliates during the period January 1, 1996 to December 17, 1996.

         Investment Advisory Fee The Managing General Partner receives an annual investment advisory fee for its services as the Partnership's principal Investment Adviser. The fee was initially established at $75,000 per year, escalating by an amount equal to 5% of the prior year's annual fee in each calendar year. The investment advisory fee attributable to the period January 1, 1996 to December 17, 1996 (date operations ceased) was $101,135.

         Independent General Partners' Fees As compensation for services rendered to the Partnership, each of the three Independent General Partners receives a fee of $6,250 per quarter, plus out-of-pocket expenses. Fees attributable to the period January 1, 1996 to December 17, 1996 (date operations ceased) were $71,875.

         Distributions to Partners The General Partners received 1% of the aggregate cash distribution declared to partners. For the period January 1, 1996 to December 17, 1996, such amounts aggregated $567,900, of which $221,638 was paid to Kagan Media Capital and $355,262 was paid to Mezzanine Capital Corporation which was paid as a liquidating distribution in accordance with the Partnership Agreement.

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) and (d) The following documents are filed as part of this Report:

            1.    Financial Statements:

            See List of Financial Statements in Item 8.

            2.    Financial Statement Schedules:
                        None.

      (b) The Partnership did not file any report on Form 8-K during the fourth quarter of the period ended December 17, 1996.

      (c)   Exhibits required to be filed.

Exhibit No.                                    Description
-----------                                    ------------
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

10.3                   Transfer Agent Agreement, dated July 21, 1989, between
                       Kagan Media Partners, L.P., PaineWebber Media Inc. and
                       Service Data Corporation. Filed as Exhibit 10.7 to the
                       Registrant's Annual Report on Form 10-K for the year ended December 17, 1989.*

10.4          (a)      Senior Subordinated Note Purchase and Guaranty Agreement
                       dated as of September 15, 1989 among Tele-Media Company
                       of Mid-America, L.P., a Delaware limited Partnership
                       ("Tele-Media"), as Issuer and the Registrant, Phoenix
                       Leasing Incorporated and CMS TM Mezzanine, L.P. as
                       Purchasers. Filed as Exhibit 10.8(a) to the Registrant's
                       Annual Report on Form 10-K for the year ended December
                       17, 1989.*

              (b) Senior Subordinated Note No. 1 in the principal sum of $6 million, dated September 29, 1989 between Tele-Media as Debtor and the Registrant as Holder. Filed as Exhibit
                       10.8(b) to the Registrant's Annual Report on Form 10-K for the year ended December 17, 1989.*


Exhibit No.                                    Description
-----------                                    ------------
              (c)     Contingent Payment Agreement dated as of September 15,
                      1989 between Tele-Media as Debtor and the Registrant as
                      Holder. Filed as Exhibit 10.8(c) to the Registrant's
                      Annual Report on Form 10-K for the year ended December 17,
                      1989.*

10.5          (a)     Debenture Purchase Agreement dated as of January 8, 1990
                      between the Registrant as Purchaser and Vista/Narragansett
                      Cable, L.P., a Delaware limited partnership ("Vista"), as
                      Debtor. Filed as Exhibit 10.9(a) to the Registrant's
                      Annual Report on Form 10-K for the year ended December 17,
                      1989.*

              (b)     Debenture in the principal sum of $ 6.8 million dated
                      January 8, 1990 between Vista as Debtor and the Registrant as Purchaser. Filed as Exhibit 10.9(b) to the Registrant's
                      Annual Report on Form 10-K for the year ended December 17,
                      1989.*

              (c) Contingent Interest Certificate between Vista as Debtor and the Registrant as Purchaser. Filed as Exhibit 10.9(c) to the Registrant's Annual Report on Form 10-K for the year ended December 17, 1989.*

              (d) Amendment No. 1 to Debenture Purchase Agreement, dated as of March 15, 1993, by and between Vista/Narragansett
                      Cable, L.P. and Registrant. Filed as Exhibit 10.1(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.*

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

              (g) Security Agreement, dated as of March 15, 1993, by and between Vista/Narragansett Cable, L.P. as Debtor and the Registrant as the Secured Party. Filed as Exhibit 10.1(d) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.*

              (h)     Contingent Management Agreement, dated as of March 15,
                      1993, by and between Vista/Narragansett Cable, L.P. and the Registrant. Filed as Exhibit 10.1(e) to the Registrants Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.*

              (i)     Amended and Restated Inter-creditor and Subordination
                      Agreement, dated as of March 15, 1993, by and between Registrant, Fleet National Bank and Vista/Narragansett
                      Cable, L.P.  Filed as Exhibit 10.1(f) to the Registrant's
                      Quarterly Report on Form 10-Q for the quarter ended
                      March 31, 1993.*


Exhibit No.                                    Description
-----------                                    ------------
10.6          (a)     Promissory Note, dated December 17, 1992, in the
                      principal amount of $6,000,000 between Cablevision
                      Systems Services Corporation, a New York corporation,
                      ("Cablevision") as Debtor and the Registrant as Holder.
                      Filed as Exhibit 10.6(a) to the Registrant's Annual
                      Report on Form 10-K for the year ended December 17,
                      1992.*

              (b) Promissory Note, dated December 17, 1992, in the principal amount of $1,232,769 between Cablevision as Debtor and the Registrant as Holder. Filed as Exhibit 10.6(b) to the
                      Registrant's Annual Report on Form 10-K for the year ended
                      December 17, 1992.*

              (c) Termination Agreement, dated as of December 17, 1992, among Registrant, Cablevision, Cablevision Systems
                      Company, Cablevision of Chicago and Charles F. Dolan.
                      Filed as Exhibit 10.6(c) to the Registrant's Annual Report on Form 10-K for the year ended December 17, 1992.*

              (d)     Irrevocable Standby Letter of Credit, dated February 4,
                      1993, between Bank of Montreal as Issuer and Registrant as Beneficiary. Filed as Exhibit 10.6(d) to the Registrant's
                      Annual Report on Form 10-K for the year ended December 17,
                      1992.*

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



Exhibit No.                                    Description
-----------                                    ------------
              (e)     Mortgage and Security Agreement, dated as of April 28,
                      1993, by and between Tele- Media Broadcasting Company of
                      America and Registrant for the Premises at Ipswitch
                      Street, Town of Johnston, County of Providence, State of
                      Rhode Island. Filed as Exhibit 10.2(e) to the Registrant's
                      Quarterly Report on Form 10-Q for the quarter ended March
                      31, 1993.*

              (f)     Mortgage and Security Agreement, dated as of April 28,
                      1993, by and between Tele- Media Broadcasting Company of
                      America and Registrant for the Premises at 1520 Wampanoag
                      Trail, City of East Providence, County of Providence,
                      State of Rhode Island. Filed as Exhibit 10.2(f) to the
                      Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.*

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

      Dated: January 24, 1997

                        KAGAN MEDIA PARTNERS, L.P.

                        By:  KAGAN MEDIA CAPITAL INC.
                                 its Managing General Partner

                             By: /s/ Paul F. Kagan
                                 -----------------------------------------------
                                 Name: Paul F. Kagan
                                 Title: President and Director


                        By:  MEZZANINE CAPITAL CORPORATION
                                 its Administrative General Partner

                             By: /s/ Gerald F. Goertz, Jr.
                                 -----------------------------------------------
                                 Name: Gerald F. Goertz, Jr.
                                 Title: President and Director

                             By: /s/ Joseph P. Ciavarella
                                 -----------------------------------------------
                                 Name: Joseph P. Ciavarella
                                 Title: Vice President, Secretary, Treasurer
                                 and Chief Financial and Accounting Officer


                             By: ROCHELLE B. KING
                                 Independent General Partner

                                 /s/ Rochelle B. King

                             By:  SCOTT N. LEDBETTER
                                 Independent General Partner

                                 /s/ Scott N. Ledbetter
                                 -----------------------------------------------
                            By:  ROD WARNER
                                 Independent General Partner

                                 /s/ Rod Warner
                                 -----------------------------------------------

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 24, 1997.

  Signature                                   Title

/s/ Paul F. Kagan                      President and Director of
_____________________________          Kagan Media Capital Inc.
Paul F. Kagan


/s/ Gerald F. Goertz, Jr.              President and Director of
_____________________________          Mezzanine Capital Corporation
Gerald F. Goertz, Jr.


/s/ Clifford B. Wattley                Vice President, Assistant
_____________________________
Clifford B. Wattley                    Secretary and Director of
                                       Mezzanine Capital Corporation

/s/ Stephen R. Dyer                    Vice President, Assistant
_____________________________          Secretary and Director of
Stephen R. Dyer                        Mezzanine Capital Corporation

                                  EXHIBIT INDEX

 Exhibit No.                              Description                                               Pages
 -----------                              -----------                                               -----
 3.1                  Amended and Restated Agreement of Limited Partnership of Kagan Media            *
                      Partners, L.P., dated July 21, 1989.  (Incorporated by Reference.)

10.1                  Investor Advisory Agreement, dated July 21, 1989 between Kagan Media            *
                      Partners, L.P. and Kagan Media Capital Inc.  (Incorporated by
                      Reference.)

10.2                  Custody Agreement, dated July 21, 1989, between Kagan Media Partners,           *
                      L.P. and FirsTier Bank, N.A.  (Incorporated by Reference.)

10.3                  Transfer Agent Agreement, dated July 21, 1989, between Kagan Media
                      Partners, L.P., PaineWebber Media Inc. and Service Data Corporation.
                      (Incorporated by Reference.)

10.4          (a)     Senior Subordinated Note Purchase and Guaranty Agreement dated as of            *
                      September 15, 1989 among Tele-Media Company of Mid-America, L.P., a
                      Delaware limited Partnership ("Tele-Media"), as Issuer and the
                      Registrant, Phoenix Leasing Incorporated and CMS TM Mezzanine, L.P. as
                      Purchasers.  (Incorporated by Reference.)

              (b)     Senior Subordinated Note No. 1 in the principal sum of $6 million,              *
                      dated September 29, 1989 between Tele-Media as Debtor and the
                      Registrant as Holder.  (Incorporated by Reference.)

              (c)     Contingent Payment Agreement dated as of September 15, 1989 between
                      Tele-Media as Debtor and the Registrant as Holder.  (Incorporated by
                      Reference.)

10.5          (a)     Debenture Purchase Agreement dated as of January 8, 1990 between the            *
                      Registrant as Purchaser and Vista/Narragansett Cable, L.P., a Delaware
                      limited partnership ("Vista"), as Debtor.  (Incorporated by
                      Reference.)

              (b)     Debenture in the principal sum of $ 6.8 million dated
                      January 8, 1990 between Vista as Debtor and the Registrant as Purchaser. (Incorporated by Reference.)

              (c)     Contingent Interest Certificate between Vista as Debtor and the                  *
                      Registrant as Purchaser.  (Incorporated by Reference.)

              (d)     Amendment No. 1 to Debenture Purchase Agreement, dated as of March 15,
                      1993, by and between Vista/Narragansett Cable, L.P. and Registrant.
                      (Incorporated by Reference.)

              (e)     Restated Debenture, dated March 15, 1993, in the principal amount of              *
                      $9,047,786 between Vista/Narragansett Cable, L.P. as Debtor and the
                      Registrant as Purchaser.  (Incorporated by Reference.)


 Exhibit No.                              Description                                               Pages
 -----------                              -----------                                               -----
              (f)     Restated Contingent Interest Certificate between Vista/Naragansett               *
                      Cable, L.P. as Debtor and the Registrant as Purchaser.  (Incorporated
                      by Reference.)

              (g)     Security Agreement, dated as of March 15, 1993, by and between                   *
                      Vista/Narragansett Cable, L.P. as Debtor and the Registrant as the
                      Secured Party.  (Incorporated by Reference.)

              (h)     Contingent Management Agreement, dated as of March 15, 1983, by and              *
                      between Vista/Narragansett Cable, L.P. and the Registrant.
                      (Incorporated by Reference.)

              (i)     Amended and Restated Inter-creditor and Subordination Agreement, dated           *
                      as of March 15, 1993, by and between Registrant, Fleet National Bank and Vista/Narragansett Cable, L.P.  (Incorporated by Reference.)

10.6          (a)     Promissory Note, dated December 17, 1992, in the principal amount of
                      $6,000,000 between Cablevision Systems Services Corporationn, a New                *
                      York corporation, ("Cablevision") as Debtor  and  the  Registrant  as
                      Holder.  (Incorporated by Reference.)

              (b)     Promissory Note, dated December 17, 1992, in the principal amount of              *
                      $1,232,769 between Cablevision as  Debtor  and the  Registrant as
                      Holder.  (Incorporated by Reference.)

              (c)     Termination Agreement, dated as of December 17, 1992, among                       *
                      Registrant, Cablevision, Cablevision Systems Company, Cablevision of
                      Chicago and Charles F. Dolan.  (Incorporated by Reference.)

              (d)     Irrevocable Standby Letter of Credit, dated February 4,                           *
                      1993, between Bank of Montreal as Issuer and Registrant as
                      Beneficiary.  (Incorporated by Reference.)

10.7          (a)     Senior Subordinated Note Purchase and Guaranty Agreement, dated as of             *
                      April 28, 1993, between the Registrant, Tele-Media Broadcasting
                      Company of America, Robert E. Tudek and Everett I. Mundy.
                      (Incorporated by Reference.)

              (b)     Senior Subordinated Note No. 1, dated April 28, 1993, between Tele-               *
                      Media Broadcasting Company of America as Debtor and Registrant as
                      Purchaser.  (Incorporated by Reference.)

              (c)     Pledge and Security Agreement, dated as of April 28, 1993,                        *
                      by and between Tele-Media Broadcasting Company of America
                      and Registrant.  (Incorporated by Reference.)

              (d)     Stock Pledge Agreement, dated as of April 28, 1993, between Robert E.             *
                      Tudek and Everett I. Mundy as Pledgors and Registrant as Purchaser.
                      (Incorporated by Reference.)


 Exhibit No.                              Description                                               Pages
 -----------                              -----------                                               -----
              (e)     Mortgage and Security Agreement, dated as of April 28, 1983, by and               *
                      between Tele-Media Broadcasting Company of America and Registrant for
                      the Premises at Ipswitch Street, Town of Johnston, County of
                      Providence, State of Rhode Island.  (Incorporated by Reference.)

              (f)     Mortgage and Security Agreement, dated as of April 28, 1993, by and               *
                      between Tele-Media Broadcasting Company of America and Registrant for
                      the Premises at 1520 Wampanoag Trail, City of East Providence, County
                      of Providence, State of Rhode Island.  (Incorporated by Reference.)

              (g)     Consent and Recognition, dated as of April 28, 1993, between Tele-                *
                      Media Broadcasting Company of America, Capital Cities/ABC, Inc. and
                      Registrant.  (Incorporated by Reference.)

11.1                  Statement of Computation of Net Investment Income per
                      Limited Partnership Unit.

20.1                  Report Furnished to Securities Holders.



------------------

* See Item 14(c) for statement of location of exhibits incorporated by reference.